Form 10QSB
period 1999-07-31
COMSTOCK INDUSTRIES INC
filed 2000-08-14
CIK 717410

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended July 31, 1999

                                  OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


Commission file number 0-011013

                      COMSTOCK INDUSTRIES, INC.
             --------------------------------------------
        (Exact name of registrant as specified in its charter)

Nevada                                                      75-2040527
----------                                             ---------------
(State or other jurisdiction         (IRS Employer Identification No.)
of incorporation or organization)

1470 Egret Road, Homestead, FL                                   33035
--------------------------------------------                  --------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:  305-470-9100

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days:

                           YES [X] NO [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 1999, there were 8,185,885 shares of the Registrant's $.10 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):

                           YES [  ]  NO [X]

                    PART I.  FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

       Balance Sheet

       Statements of Operations

       Statements of Cash Flows

       Notes to Financial Statements
                      COMSTOCK INDUSTRIES, INC.
                    (A Development Stage Company)
                            Balance Sheet

ASSETS

                                                        July 31, 1999          July 31, 1998
                                                      -----------------      -----------------

CURRENT ASSETS

  Cash                                                                  $ 0                   $ 0
                                                                       ----                  ----
    Total Current Assets                                                  0                     0
                                                                       ----                  ----
    TOTAL ASSETS                                                        $ 0                   $ 0
                                                                        ===                   ===

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts Payable                                                      $ 0                   $ 0
                                                                       ----                  ----
    Total Current Liabilities                                             0                     0
                                                                       ----                  ----
    Total Liabilities                                                     0                     0
                                                                       ----                  ----

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 15,000,000 shares authorized                        818,589               818,589
    of $0.10 par value, 8,185,885 shares issued
    and outstanding

  Additional paid-in capital                                      (698,879)             (698,879)

  Deficit accumulated during the development                      (119,710)             (119,710)
  stage                                                         -----------           -----------

    Total Stockholders' Equity (Deficit)                                  0                     0
                                                                       ----                  ----

    TOTAL LIABILITIES AND STOCKHOLDERS'                                 $ 0                   $ 0
    EQUITY                                                              ===                   ===

The accompanying notes are an integral part of these financial statements

                      COMSTOCK INDUSTRIES, INC.
                    (A Development Stage Company)
                       Statements of Operations


                                                   For the 3-month Period
                                                   Ended

                                                        July 31, 1999          July 31, 1998
                                                      -----------------      -----------------

REVENUES                                                                $ 0                   $ 0
                                                                       ----                  ----

EXPENSES

 General and administrative expenses                                      0                     0
                                                                       ----                  ----

TOTAL OPERATING EXPENSES                                                  0                     0
                                                                       ----                  ----

LOSS FROM DISCONTINUED OPERATIONS (Note 3)                                0                     0
                                                                       ----                  ----

NET LOSS                                                                $ 0                   $ 0
                                                                        ===                   ===

BASIC NET LOSS PER SHARE                                                $ 0                   $ 0
  OF COMMON STOCK                                                       ===                   ===

BASIC WEIGHTED AVERAGE
  NUMBER OF SHARES                                                8,185,885             8,815,885
  OUTSTANDING                                                      ========              ========


The accompanying notes are an integral part of these financial statements

                          COMSTOCK INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows


                                                        For the 3-month Period
                                                        Ended

                                                             July 31, 1999          July 31, 1998
                                                           -----------------      -----------------

     CASH FLOWS FROM OPERATING ACTIVITIES

       Net Loss                                                              $ 0                   $ 0
                                                                            ----                  ----

       Adjustments to reconcile net loss to net cash                           0                     0
        used by operating activities                                        ----                  ----

         Increase in accounts payable                                          0                     0
                                                                            ----                  ----

           Net Cash Used by Operating Activities                               0                     0
                                                                            ----                  ----

     CASH FLOWS FROM INVESTING ACTIVITIES

     CASH FLOWS FROM FINANCING ACTIVITIES

       Issuance of common stock for cash                                       0                     0
                                                                            ----                  ----

       Contributed capital                                                     0                     0
                                                                            ----                  ----

         Net Cash Provided by Financing Activities                             0                     0
                                                                            ----                  ----

     NET INCREASE (DECREASE) IN CASH                                           0                     0
                                                                            ----                  ----
     CASH AT BEGINNING OF PERIOD                                               0                     0
                                                                            ----                  ----
     CASH AT END OF PERIOD                                                   $ 0                   $ 0
                                                                             ===                   ===
     CASH PAID FOR:

      Interest                                                               $ 0                   $ 0
                                                                            ----                  ----
      Income Taxes                                                           $ 0                   $ 0
                                                                            ----                  ----


     The accompanying notes are an integral part of these financial statements

                    COMSTOCK INDUSTRIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements


     NOTE 1 -   ORGANIZATION AND HISTORY

                Comstock Industries, Inc. was organized under the laws of the State of Nevada on April 3, 1928 as Canadian Metals Syndicate, Inc. The name of the Company was changed on August 17, 1983 to Comstock Industries, Inc. Comstock Industries, Inc. is considered a development stage company as defined in SFAS No. 7.

                a.  Accounting Method

                Comstock Industries, Inc.'s financial
                statements are prepared using the accrual method of accounting. Comstock Industries,
                Inc. has elected an April 30 year end.

                b.  Cash and Cash Equivalents

                Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

                c.  Basic Loss Per Share

                The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements.

                d.  Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    COMSTOCK INDUSTRIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements


     NOTE 2 -   GOING CONCERN

                Comstock Industries, Inc.'s financial
                statements are prepared using generally
                accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Comstock Industries, Inc. does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of Comstock Industries, Inc. to seek a merger with an existing, operating company. Until that time, shareholders of Comstock Industries, Inc. have committed to meeting its minimal operating needs.

     NOTE 3 -   DISCONTINUED OPERATIONS

                Comstock Industries, Inc. has been inactive since 1983. Therefore, all revenues generated by Comstock Industries, Inc. have been netted against the expenses and are grouped into the discontinued operations line on the statement of operations.

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                OPERATION

     Special Note Regarding Forward-Looking Statements

     Certain statements in this report and elsewhere (such as in other filings by us with the Securities and Exchange Commission ("SEC"), press releases, presentations by us or our management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and "should", and variations of these words and similar expressions, are intended to identify these forward-looking statements.
     Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others factors, competitive pressures, the growth rate of industry and commerce, constantly changing technology, and market acceptance of Comstock Industries, Inc.'s products and services. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that we may make to reflect events or circumstances after the date hereof or the occurrence of unanticipated events.

     Plan of Operation

                Comstock Industries has not had any revenues from operations during the 3-month period ended July 31, 1999. All of its activities during the 3-month period ended July 31, 1999 were devoted to establishing a business plan and conducting limited financing activities to obtain working capital.

                During the 3-month period ended July 31, 1999,
     Comstock Industries generated no revenue and incurred no expenses.

                Comstock Industries will be required to raise additional funds during the next 12 months to meet its cash requirements.

                Comstock Industries has not undertaken any product research and development during the 3-month period ended July 31, 1999.

                Comstock Industries does not expect to purchase or sell any plant or significant equipment.

                Comstock Industries does not expect any
     significant changes in its number of employees.

     Year 2000

     Overview.

                Comstock Industries, Inc. has evaluated the potential impact of the situation commonly referred to as the "Year 2000 problem" or "Y2K problem". The Y2K problem concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the year 2000 and beyond. Many of the world's computer systems currently record years in a two-digit format. These computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the United States and internationally. The potential costs and uncertainties associated with the Y2K problem will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates.

     Equipment and Systems.

                At this time, we do not own any assets with embedded computer chips or programs, and we do not own or operate any information systems which are the subject of Y2K problem. Management believes that any assets with embedded computer chips or programs or information systems that we may acquire in the future will not be subject to the Y2K problem because they will be Y2K compliant. Therefore, we do not expect to experience any Y2K failures.

     Other Entity Compliance.

                Comstock Industries, Inc. does not engage in electronic data interchange with any other entity. Therefore, management believes it does not have any Y2K exposure directly from other entities and their failure to be Y2K compliant. However, in the event such other entities experience Y2K failures, we may be affected by such Y2K failures in ways that we are unable to predict and that are not yet apparent to us.

     Contingency Planning.

                Management does not have a contingency plan in the event a critical service, supplier or customer experiences a Y2K failure. Management does not expect any such failure to have a material impact on Comstock Industries, Inc. because it is in the development stage and uses few services and suppliers, and it has no customers. If critical services such as utilities, communications or banking are affected, the intended operations of Comstock Industries, Inc. can be expected to be disrupted.

     Cost of Y2K Compliance

                Comstock Industries, Inc. has not spent any funds on Y2K compliance, nor does it expect to have to spend any material amount of funds on Y2K compliance in the future.


                   PART II.  OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS.  None.

     ITEM 2.    CHANGES IN SECURITIES.  None.

     ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.  None.

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS.  None.

     ITEM 5.    OTHER EVENTS.  None.

     ITEM 6.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K:

     (a)        Exhibits.

                  Description                 Location
     Exhibit
     Number

     27           Financial Data Schedule     Filed Electronically Herewith


     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended July 31, 1999.



                                                      SIGNATURES

                In accordance with the requirements of Section
     13 or 15(d) of the Securities and Exchange Act of 1934, Comstock Industries, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     COMSTOCK INDUSTRIES, INC.



                                     By: /s/ J. Antonio Martinez
                                     J. Antonio Martinez, President
                                     August 11, 2000