Form 10QSB
period 1999-10-31
COMSTOCK INDUSTRIES INC
filed 2000-08-14
CIK 717410

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended October 31, 1999

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

                           YES [X] NO [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 1999, there were 8,185,885 shares of the Registrant's
$.10 par value common stock outstanding.

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
                            Balance Sheet

ASSETS

                                  October         October
                                  31, 1999        31, 1998
                                  -------------   --------------


CURRENT ASSETS

  Cash                                         $ 0            $ 0
                                              ----           ----
    Total Current Assets                         0              0
                                              ----           ----
    TOTAL ASSETS                               $ 0            $ 0
                                               ===            ===

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES

  Accounts Payable                             $ 0            $ 0
                                              ----           ----
    Total Current Liabilities                    0              0
                                              ----           ----
    Total Liabilities                            0              0
                                              ----           ----

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 15,000,000                 818,589        818,589
    shares authorized
    of $0.10 par value,
    8,185,885 shares issued
    and outstanding

  Additional paid-in capital             (698,879)      (698,879)


  Deficit accumulated during the         (119,710)      (119,710)
  development stage                      -----------    -----------

    Total Stockholders' Equity           0              0
    (Deficit)                            ----           ----

    TOTAL LIABILITIES AND                $ 0            $ 0
    STOCKHOLDERS' EQUITY                 ===            ===

The accompanying notes are an integral part of these financial statements

                      COMSTOCK INDUSTRIES, INC.
                    (A Development Stage Company)
                       Statements of Operations


                                                   For the 6-month Period
                                                   Ended

                                                       October 31, 1999       October 31, 1998
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
  OUTSTANDING                                                      ========              ========


The accompanying notes are an integral part of these financial statements

                          COMSTOCK INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows


                                                        For the 6-month Period
                                                        Ended

                                                            October 31, 1999       October 31, 1998
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

     Plan of Operation

            Comstock Industries has not had any revenues from operations during the 3-month period ended October 31, 1999. All of its activities during the 3-month period ended July 31, 1999 were devoted to establishing a business plan and conducting limited financing activities to obtain working capital.

            During the 3-month period ended October 31, 1999,
     Comstock Industries generated no revenue and incurred no expenses.

            Comstock Industries will be required to raise additional funds during the next 12 months to meet its cash requirements.

            Comstock Industries has not undertaken any product research and development during the 3-month period ended
     October 31, 1999.

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

     ITEM 6. EXHIBITS, LISTS AND REPORTS ON FORM 8-K:

     (a)    Exhibits.

                  Description                 Location
     Exhibit
     Number

     27           Financial Data Schedule     Filed Electronically Herewith


     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended October 31, 1999.



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