Form 10QSB
period 2000-01-31
COMSTOCK INDUSTRIES INC
filed 2000-08-14
CIK 717410

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended January 31, 2000

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

                           YES [X] NO [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2000, there were 8,185,885 shares of the Registrant's
$.10 par value common stock outstanding.

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
                            Balance Sheet

ASSETS

                                  January         January
                                  31, 2000        31, 1999
                                  --------        --------


CURRENT ASSETS

  Cash                                         $ 0            $ 0
                                              ----           ----
    Total Current Assets                         0              0
                                              ----           ----
    TOTAL ASSETS                               $ 0            $ 0
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
    STOCKHOLDERS' EQUITY                       ===            ===

The accompanying notes are an integral part of these financial statements

                      COMSTOCK INDUSTRIES, INC.
                    (A Development Stage Company)
                       Statements of Operations


                                                   For the 9-month Period
                                                   Ended

                                                       January 31, 2000       January 31, 1999
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
  OUTSTANDING                                                      ========              ========


The accompanying notes are an integral part of these financial statements

                          COMSTOCK INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows


                                                        For the 9-month Period
                                                        Ended

                                                            January 31, 2000       January 31, 1999
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

     Plan of Operation

            Comstock Industries has not had any revenues from operations during the 3-month period ended January 31, 2000. All of its activities during the 3-month period ended January 31, 2000 were devoted to establishing a business plan and conducting limited financing activities to obtain working capital.

            During the 3-month period ended January 31, 2000,
     Comstock Industries generated no revenue and incurred no expenses.

            Comstock Industries will be required to raise additional funds during the next 12 months to meet its cash requirements.

            Comstock Industries has not undertaken any product research and development during the 3-month period ended
     January 31, 2000.

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

     ITEM 6. EXHIBITS, LISTS AND REPORTS ON FORM 8-K:

     (a)    Exhibits.

                  Description                 Location
     Exhibit
     Number

     27           Financial Data Schedule     Filed Electronically Herewith


     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended January 31, 2000.



                                SIGNATURES

            In accordance with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Comstock Industries, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMSTOCK INDUSTRIES,INC.



                                    By: /s/ J. Antonio Martinez
                                    J. Antonio Martinez, President
                                    August 11, 2000