Form 10KSB
period 2000-04-30
COMSTOCK INDUSTRIES INC
filed 2000-08-15
CIK 717410

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-KSB

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

       For the fiscal year ended April 30, 2000

                                  OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from __________ to __________


Commission file number 0-011013

                      COMSTOCK INDUSTRIES, INC.
             --------------------------------------------
        (Exact name of registrant as specified in its charter)


Nevada                                                      75-2040527
----------                                             ---------------
(State or other jurisdiction         (IRS Employer Identification No.)
of incorporation or organization)

1470 Egret Road, Homestead, FL                                   33035
--------------------------------------------                  --------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:  305-470-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class     Name of each exchange on which registered
-------------------     -----------------------------------------
None                   N/A

Securities registered pursuant to Section 12(g) of the Act:  Common

Check whether the issuer: (1) has filed all reports required to be filed (other than this Annual Report) by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days:

                            YES [X] NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $0.00

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days prior to the date of filing: The aggregate market value of voting stock held by non-affiliates of Registrant cannot be computed since there is no trading market.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2000, there were 8,185,885 shares of the Registrant's $.10 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):

                            YES [ ] NO [X]

Documents incorporated by reference:  None.

                          Table of Contents

PART I

Item 1.        Description of Business

Item 2.        Description of Property

Item 3.        Legal Proceedings

Item 4.        Submission of Matters to a Vote of Security Holders

PART II

Item 5.        Market for Registrants' Common Equity and Related
               Shareholder Matters

Item 6.        Management's Discussion and Analysis of Financial
               Conditions and Results of Operations

Item 7.        Financial Statements

Item 8.        Disagreements of Accounting and Financial Disclosure

PART III

Item 9.        Directors and Executive Officers of Registrant

Item 10.       Executive Compensation

Item 11.       Security Ownership of Certain Beneficial Owners and
               Management

Item 12.       Certain Relationships and Related Transactions

Item 13.       Exhibits, Financial Statements and Reports on Form
               8K, Additional Information*

____________________

*This document incorporates into a single document the requirements of the Securities and Exchange Commission for the Annual Report to Stockholders and the Form 10-KSB.

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

                                PART I

ITEM 1. DESCRIPTION OF BUSINESS.

       Comstock Industries, Inc. was incorporated in Nevada under the name "Canadian Metals Syndicate, Inc." on April 3, 1928, changed its name to "South Comstock Corporation, Inc." on February 16, 1970, and changed its name to "Comstock Industries, Inc." on August 17, 1983.

       We currently have no ongoing business operations.

Prior Operations

       From the time of its organization until it changed its name to "Comstock Industries, Inc.," Comstock Industries, Inc. made various attempts to engage in exploration and mining activities, but such efforts were not successful. At the time we changed our name to "Comstock Industries, Inc.," we intended to develop oil and gas mining operations, but those efforts proved unsuccessful.

Proposed Activities

       We intend to explore the availability of oil and gas mining leases. If available, we intend to engage consultants to assist us in raising sufficient capital to acquire such leases and actively engage in mining available oil and gas reserves.

Employees

       We have no employees, other than our executive officer.

ITEM 2. PROPERTIES

       We do not own any real property. Our executive officer permits us to use a small amount of such executive officer's office space without charge.

ITEM 3. LEGAL PROCEEDINGS

       We are not a party to any material pending legal proceedings, government actions or other litigation. Our officers and directors are not aware of any other pending litigation that would have a material adverse effect on Comstock Industries, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                               PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       (a) Market Information. Our common stock is not qualified on any quotation medium. There is currently no established public trading market for our common stock.

       (b) Holders. We have approximately 257 shareholders of record.

       (c) Dividends. We have not declared or paid any cash dividends to holders of our common stock, and we do not anticipate paying any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       We are a development stage company. We have no ongoing operations and consequently had no revenues from operations during the fiscal years ended April 30, 1999 and April 30, 2000 or from August 17, 1983 (the commencement of the development stage) to April 30, 2000. We incurred no expenses during the fiscal year ended April 30, 2000.

Liquidity and Capital Resources

       We have no capital resources, and we have no known material commitments for capital expenditures and no additional plans, agreements or commitments concerning any transaction that would require us to use a significant amount of capital. Before we will be able to commence any business operations, we will have to raise capital to fund such operations. The capital requirements might be substantial, but we are unable to estimate these capital requirements at this time. There can be no assurance that we will be able to raise any capital in the future.

       We have no working capital at April 30, 2000. To the extent that we have current working capital requirements, such requirements are expected to be funded by shareholder loans.

ITEM 7. FINANCIAL STATEMENTS

       The audited balance sheet of the Company for its years ended April 30, 2000 and 1999 and related statements of operations, stockholders' equity and cash flow for the years ended April 30, 2000 and 1999 are included following Item 13 in sequentially numbered pages F-1 through F-8.

                                Index

F-2    Report of Independent Auditors

F-3    Balance Sheets as of April 30, 2000 and 1999

F-4    Statement of Operations for Years ended April 30, 2000 and 1999

F-5    Statement of Stockholders' Equity for Years Ended April 30,
       1000 and 1999

F-6    Statement of Cash Flows for Years Ended April 30, 2000 and 1999

F-7    Notes to Financial Statements


ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                               PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
               EXCHANGE ACT

General

       The following table sets forth certain information regarding the current directors and executive officers of Comstock Industries,
Inc.:

          Name                      Age                          Position

J. Antonio Martinez                 51             Chairman, President and Secretary

       There are no family relationships between or among any of the directors or executive officers of Comstock Industries, Inc.

       The following information is furnished for each of the executive officers and executive directors of Comstock Industries,
Inc.:

       J. Antonio Martinez has served as Chairman and President of Comstock Industries, Inc. since 1998.

       Each director and executive officer is elected to hold office until our next annual meeting of shareholders and until his or her successor is elected and duly qualified. Except as otherwise indicated, no organization by which any director or executive officer was previously employed is an affiliate, parent or subsidiary of Comstock Industries, Inc.

                               PART III

ITEM 10.       EXECUTIVE COMPENSATION

       We have not paid or agreed to pay any compensation to our executive officers.

       We do not have any employee incentive stock option plans.

       There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year or is proposed to be paid or distributed in the future to our executive officers. We have no written employment contracts with any of our executive officers, and no executive officer has entered into any compensatory plan or arrangement with us with respect to any resignation, retirement or any other termination of any executive officer's employment with Comstock Industries, Inc. or from a change in control of Comstock Industries, Inc. or a change in any executive officer's responsibilities following a change in control.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

       The following table sets forth certain information furnished by current management concerning the ownership of the common stock of Comstock Industries, Inc. as of April 30, 2000 as to (1) any person who is known by Comstock Industries, Inc. to be the beneficial owner of more than 5% of our common stock (our sole class of voting securities); (ii) our directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial      Number of Shares of Common        Approximate Percentage of
Owner                                Stock Beneficially Owned     Ownership of Common Stock
                                                                  Outstanding

J. Antonio Martinez              60,000                           0.73%
1470 Egret Road
Homestead, FL 33035

Directors and officers as a      60,000                           0.73%
group (1 person)


       Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       There were no related party transactions during our fiscal year ending April 30, 2000.

                               PART IV

ITEM 13.       EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)    Index to financial statements and financial statement schedules.

       The audited balance sheet of the Company for its years ended April 30, 2000 and 1999 and related statements of operations, stockholders' equity and cash flow for the years ended April 30, 2000 and 1999 are included following Item 13 in sequentially numbered pages F-1 through F-8.

Page   Description
----   -------------
F-2    Report of Independent Auditors

F-3    Balance Sheets as of April 30, 2000 and 1999

F-4    Statement of Operations for Years ended April 30, 2000 and 1999

F-5    Statement of Stockholders' Equity for Years Ended April 30,
       1000 and 1999

F-6    Statement of Cash Flows for Years Ended April 30, 2000 and 1999

F-7    Notes to Financial Statements

(b)    8-K Reports: None.

(c)    Exhibits

3.1    Articles of Incorporation (1)

3.2    Bylaws (1)

(27)   Financial Data Schedule

---------------------
(1) Incorporated by reference to the Company's original registration statement filed on Form 10 on March 5, 1983.


ADDITIONAL INFORMATION

Corporate Headquarters: 1470 Egret Road, Homestead, Florida 33035, Telephone (305) 470-9100.

Independent Public Accountants: HJ & Associates, LLC, Certified
Public Accountants, Salt Lake City, Utah

Exhibits to the Form 10-KSB will be provided to shareholders of the Company upon written request addressed to J. Antonio Martinez, Comstock Industries, Inc., 1470 Egret Road, Homestead, FL 33035.
Any exhibits furnished are subject to reasonable reproduction charges.

The Securities and Exchange Commission has not appeared or disapproved of this Form 10-KSB and Annual Report to Shareholders, nor has it passed on its accuracy or adequacy.
                              SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, Comstock Industries, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMSTOCK INDUSTRIES, INC.



                                   By: /s/J. Antonio Martinez
                                   J. Antonio Martinez, President
                                   and Chief Executive Officer
                                   August 11, 2000



                                   By: /s/J. Antonio Martinez
                                   J. Antonio Martinez, Principal
                                   Financial Officer
                                   August 11, 2000

       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Comstock Industries, Inc. and in the capacities and on the dates indicated:

                                    By: /s/J. Antonio Martinez
                                    J. Antonio Martinez, Director
                                    August 11, 2000

                         FINANCIAL STATEMENTS

                           C O N T E N T S


Page   Description
----   -------------
F-2    Report of Independent Auditors

F-3    Balance Sheets as of April 30, 2000 and 1999

F-4    Statement of Operations for Years ended April 30, 2000 and 1999

F-5    Statement of Stockholders' Equity for Years Ended April 30,
       1000 and 1999

F-6    Statement of Cash Flows for Years Ended April 30, 2000 and 1999

F-7    Notes to Financial Statements

                     INDEPENDENT AUDITORS' REPORT

The Board of Directors
Comstock Industries, Inc.
(A Development Stage Company)
Boca Raton, Florida

We have audited the accompanying balance sheet of Comstock Industries, Inc. (a development stage company) as of April 30, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 2000 and 1999. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comstock Industries, Inc. (a development stage company) as of April 30, 2000 and the results of its operations and its cash flows for the years ended April 30, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Comstock Industries, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Comstock Industries, Inc. is a development stage company and has no established source of revenue which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
June 6, 2000

                      COMSTOCK INDUSTRIES, INC.
                    (A Development Stage Company)
                            Balance Sheet

ASSETS

                                                        April 30, 2000
                                                      -----------------

CURRENT ASSETS

  Cash                                                                  $ 0
                                                                       ----
    Total Current Assets                                                  0
                                                                       ----
    TOTAL ASSETS                                                        $ 0
                                                                        ===

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts Payable                                                  $ 1,205
                                                                       ----
    Total Current Liabilities                                         1,205
                                                                       ----
    Total Liabilities                                                 1,205
                                                                       ----
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 15,000,000 shares authorized                        818,589
    of $0.10 par value, 8,185,885 shares issued
    and outstanding

  Additional paid-in capital                                      (698,879)


  Deficit accumulated during the development                      (120,915)
  stage                                                         -----------

    Total Stockholders' Equity (Deficit)                            (1,205)
                                                                       ----

    TOTAL LIABILITIES AND STOCKHOLDERS'                                 $ 0
    EQUITY                                                              ===

The accompanying notes are an integral part of these financial statements

                      COMSTOCK INDUSTRIES, INC.
                    (A Development Stage Company)
                       Statements of Operations


                                                   For the Years Ended                             From Inception on
                                                        April 30, 2000         April 30, 1999    April 3, 1928 through
                                                      -----------------      -----------------       April 30, 2000
                                                                                                       (unaudited)
                                                                                                       ----------

REVENUES                                                                $ 0                   $ 0                    $ 0
                                                                       ----                  ----                   ----

EXPENSES

 General and administrative expenses                                  3,205                     0                  3,205
                                                                       ----                  ----                   ----

TOTAL OPERATING EXPENSES                                              3,205                     0                  3,205
                                                                       ----                  ----                   ----

LOSS FROM DISCONTINUED OPERATIONS (Note 3)                                0                     0              (117,710)
                                                                       ----                  ----             ----------

NET LOSS                                                          $ (3,205)                   $ 0             $(120,915)
                                                                        ===                   ===                 ======

BASIC NET LOSS PER SHARE                                                $ 0                   $ 0
  OF COMMON STOCK                                                       ===                   ===

BASIC WEIGHTED AVERAGE
  NUMBER OF SHARES                                                8,185,885             8,815,885
  OUTSTANDING                                                      ========              ========


The accompanying notes are an integral part of these financial statements

                      COMSTOCK INDUSTRIES, INC.
                    (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)


                                                                                                      Deficit
                                      Common Stock                                              Accumulated During
                                            Shares              Amount           Additional     the Development
                                                                               Paid-In Capital  Stage



Inception on April 3, 1928            $0                 $0                  $0                 $0

Common stock issued for cash and      8,185,885          818,589             (700,879)          $0
services at an average price of
$0.01 per share

Net loss from inception on April 3,   $0                 $0                  $0                 (117,710)
1928 through April 30, 1994           ---                ---                 ---                --------

Balance April 30, 1994                8,185,885          818,589             (700,879)          (117,710)

Net loss for the year ended April     $0                 $0                  $0                 $0
30, 1995                              ---                ---                 ---                ---

Balance April 30, 1995                8,185,885          818,589             (700,879)          (117,710)

Net loss for the year ended April     $0                 $0                  $0                 $0
30, 1996                              ---                ---                 ---                ---

Balance April 30, 1996                8,185,885          818,589             (700,879)          (117,710)

Net loss for the year ended April     $0                 $0                  $0                 $0
30, 1997                              ---                ---                 ---                ---

Balance April 30, 1997                8,185,885          818,589             (700,879)          (117,710)

Net loss for the year ended April     $0                 $0                  $0                 $0
30, 1998                              ---                ---                 ---                ---

Balance April 30, 1998                8,185,885          818,589             (700,879)          (117,710)



Net loss for the year ended April $0            $0              $0               $0
30, 1999                       ---              ---             ---              ---

 Balance April 30, 1999               8,185,885          818,589             (700,879)          (117,710)

Contributed capital                   $0                 $0                  2,000              $0

Net loss for the year ended April     $0                 $0                  $0                 (3,205)
30, 2000                              ---                ---                 ---                ------

Balance April 30, 2000                8,185,885          818,589             (698,879)          (120,915)
                                      =========          ========            =======            =======

The accompanying notes are an integral part of these financial statements.

                          COMSTOCK INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows


                                                  For the Years Ended                           From
                                                     April 30, 2000     April 30, 1999      Inception on
                                                   -----------------   -----------------    April 3, 1928
                                                                                            through April
                                                                                               30, 2000
                                                                                             (unaudited)


     CASH FLOWS FROM OPERATING ACTIVITIES

     Net Loss                                                $ (3,205)                $ 0         $ (120,915)
                                                                  ----               ----

     Adjustments to reconcile net loss to                            0                  0                   0
     net cash used by operating activities                        ----               ----                ----

     Increase in accounts payable                                1,205                  0               1,205
                                                                  ----               ----                ----

     Net Cash Used by Operating Activities                           0                  0           (119,710)
                                                                  ----               ----            --------

     CASH FLOWS FROM INVESTING ACTIVITIES

     CASH FLOWS FROM FINANCING ACTIVITIES                            0                  0                   0
                                                                  ----               ----                ----

     Issuance of common stock for cash                               0                  0             117,710
                                                                  ----               ----             -------

     Contributed capital                                          2000                  0                2000
                                                                  ----               ----             -------

     Net Cash Provided by Financing Activities                   2,000                  0             119,710
                                                                  ----               ----             -------

     NET INCREASE (DECREASE) IN CASH                                 0                  0                   0
                                                                  ----               ----

     CASH AT BEGINNING OF PERIOD                                     0                  0                   0
                                                                  ----               ----

     CASH AT END OF PERIOD                                         $ 0                $ 0                  $0
                                                                   ===                ===

     CASH PAID FOR:

     Interest                                                      $ 0                $ 0                  $0
                                                                  ----               ----                ----

     Income Taxes                                                  $ 0                $ 0                  $0
                                                                  ----               ----                ----


     The accompanying notes are an integral part of these financial statements

                          COMSTOCK INDUSTRIES, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                           April 30, 2000 and 1999


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

                d.  Provision for Taxes

                At April 30, 2000, Comstock Industries, Inc. had a net operating loss carryforwards of approximately $3,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the statutory loss carryforward has expired or is offset by a valuation allowance of the same amount.

                e.  Estimates

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

                          COMSTOCK INDUSTRIES, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                           April 30, 2000 and 1999


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