Form 10QSB
period 2000-07-31
COMSTOCK INDUSTRIES INC
filed 2000-08-15
CIK 717410

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended July 31, 2000

                                  OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


Commission file number 0-011013

                      COMSTOCK INDUSTRIES, INC.
             --------------------------------------------
        (Exact name of registrant as specified in its charter)

Florida                                                     65-1030375
----------                                             ---------------
(State or other jurisdiction         (IRS Employer Identification No.)
of incorporation or organization)

1470 Egret Road, Homestead, FL                                   33035
--------------------------------------------                  --------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:  305-470-9100

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days:

                           YES [X] NO [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2000, there were 8,185,885 shares of the Registrant's $.10 par value common stock outstanding.

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
                            Balance Sheet

ASSETS

                                   July 31,        July 31,
                                  2000            1999
                                  ---------       --------
                                  --------        ---------


CURRENT ASSETS

  Cash                                         $ 0            $ 0
                                              ----           ----
    Total Current Assets                         0              0
                                              ----           ----
    TOTAL ASSETS                               $ 0            $ 0
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

                                                        July 31, 2000          July 31, 1999
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

                                                             July 31, 2000          July 31, 1999
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

     Plan of Operation

            Comstock Industries has not had any revenues from operations during the 3-month period ended July 31, 2000. All of its activities during the 3-month period ended July 31, 2000 were devoted to establishing a business plan and conducting limited financing activities to obtain working capital.

            During the 3-month period ended July 31, 2000, Comstock Industries incurred general and administrative expenses of $7,600. However, these expenses will not be billed to Comstock until sometime after August 15, 2000. These expenses were principally the costs associated with professional fees. The total expenses, if reflected in the financial information included herewith, would have reflected a loss for the 3-month period ended July 31, 2000 of $7,600. Comstock Industries has no current ability to fund these expenses. However, certain shareholders of Comstock Industries have indicated a willingness to advance funds to Comstock Industries in order to meet current expenses.

            Comstock Industries will be required to raise additional funds during the next 12 months to meet its cash requirements.

            Comstock Industries has not undertaken any product research and development during the 3-month period ended
     July 31, 2000.

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

     ITEM 1.        LEGAL PROCEEDINGS.  None.

     ITEM 2.        CHANGES IN SECURITIES.  None.

     ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.  None.

     ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS.  None.

     ITEM 5.        OTHER EVENTS.

     On July 21, 2000, Comstock Industries merged with and into Comstock Industries, Florida, Inc. for the purpose of changing its jurisdiction from Nevada to Florida. The Articles of Merger (Florida and Nevada), Plan and Agreement of Merger, Articles of Incorporation and Bylaws of Comstock Industries are attached as exhibits hereof.


     ITEM 6. EXHIBITS, LISTS AND REPORTS ON FORM 8-K:

     (a)    Exhibits.

     Exhibit Number  Description                          Location

           5.1       Articles of Merger (Florida)         Filed Electronically Herewith

           5.2       Articles of Merger (Nevada)          Filed Electronically Herewith

           5.3       Plan and Agreement of Merger         Filed Electronically Herewith

           5.4       Articles of Incorporation            Filed Electronically Herewith

           5.5       Bylaws                               Filed Electronically Herewith

           27        Financial Data Schedule              Filed Electronically Herewith


     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended July 31, 2000.



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


                                      COMSTOCK INDUSTRIES, INC.



                                      By: /s/ J. Antonio Martinez
                                      J. Antonio Martinez, President
                                      August 11, 2000

                           EXHIBIT 5.1

                      ARTICLES OF MERGER OF

                   COMSTOCK INDUSTRIES, INC.,
                      A NEVADA CORPORATION

                          WITH AND INTO

               COMSTOCK INDUSTRIES FLORIDA, INC.,
                      A FLORIDA CORPORATION

                            (Florida)

             Pursuant to the provisions of Section 607.1105 of the Florida Business Corporation Act (the "FBCA"), and for the purpose of effecting the merger (the "Merger") of Comstock Industries, Inc., a Nevada corporation ("Comstock Nevada") with and into Comstock Industries Florida, Inc., a Florida corporation ("Comstock Florida"), Comstock Florida and Comstock Nevada have adopted these Articles of Merger (the "Articles of Merger").

             (a)      The Merger Agreement.  The plan and
     agreement for merging Comstock Nevada with and into Comstock Florida is set forth in the Agreement and Plan of Merger dated July 10, 2000 (the "Merger Agreement"), a copy of which is attached hereto as Exhibit 1 and incorporated herein by reference as if fully set forth herein. Pursuant to the Merger Agreement, Comstock Florida shall be the surviving corporation.

             (b) Approval By Comstock Florida. The Merger Agreement was approved and adopted by the sole shareholder of Comstock Florida by written consent on July 10, 2000 in accordance with the provisions of 607.0704 of the FBCA.

             (c) Authorization and Approval By Comstock Nevada. The Merger of Comstock Nevada with and into Comstock Florida is permitted by and is in compliance with the Nevada General Corporation Law (the "NGCL"), the jurisdiction of organization of Comstock Nevada. The Merger Agreement was unanimously recommended for approval by the board of directors of Comstock Nevada on July 10, 2000, and was approved and adopted by the shareholders of Comstock Nevada on July 10, 2000.

             (d) Effective Time. The Merger shall become effective in the State of Florida (the "Effective Time") on the date of filing of these Articles by the Secretary of State of Florida.

             (e)      Amendment to Articles of Incorporation of
     Comstock Florida.  Article I of the Articles of
     Incorporation of Comstock Florida shall be deleted and the following Article I shall be inserted in its place:

                            ARTICLE I
                         CORPORATE NAME

             The name of this corporation shall be:

                         Comstock Industries, Inc.



             IN WITNESS WHEREOF, the parties have executed these Articles this 11th day of July, 2000.

                               Comstock Industries Florida
                               Inc., a Florida corporation


                                By: /s/ J. Antonio Martinez
                                J. Antonio Martinez, President

                                Comstock Industries, Inc.,
                                a Nevada corporation


                                By: /s/ J. Antonio Martinez
                                J. Antonio Martinez, President

                           EXHIBIT 5.2


                      ARTICLES OF MERGER OF

                   COMSTOCK INDUSTRIES, INC.,
                      A NEVADA CORPORATION

                          WITH AND INTO

               COMSTOCK INDUSTRIES FLORIDA, INC.,
                      A FLORIDA CORPORATION

                            (NEVADA)

             Pursuant to the provisions of Section 92A.200 of the Nevada General Corporation Law (the "NGCL"), and for the purpose of effecting the merger (the "Merger") of Comstock Industries, Inc., a Nevada corporation ("Comstock Nevada"), with and into Comstock Industries Florida, Inc., a Florida corporation ("Comstock Florida"), Comstock Florida and Comstock Nevada have adopted these Articles of Merger (the "Articles of Merger").

             (f)      The Merger Agreement.  The plan and
     agreement for merging Comstock Nevada with and into Comstock Florida is set forth in the Agreement and Plan of Merger dated July 10, 2000 (the "Merger Agreement"), a copy of which is attached hereto as Exhibit 1 and incorporated herein by reference as if fully set forth herein. Pursuant to the Merger Agreement, Comstock Florida shall be the surviving corporation.

             (g) Approval By Comstock Florida. The Merger Agreement was approved and adopted by the sole shareholder of Comstock Florida by written consent on July 10, 2000 in accordance with the provisions of 607.0704 of the FBCA.

             (h) Approval By Comstock Nevada. The Merger Agreement was unanimously recommended for approval by the board of directors of Comstock Nevada on July 10, 2000. As of July 10, 2000 (the "Record Date") 8,185,885 shares of common stock of Comstock Nevada were outstanding, and each such share of common stock was entitled to one vote. Pursuant to a certain action by written consent of shareholders (the "Action") dated July 10, 2000, shareholders holding 7,033,925 shares of common stock of Comstock Nevada authorized the Merger.

             (i) Effective Time. The Merger shall become effective in the State of Nevada (the "Effective Time") on the date of filing of this Certificate by the State of Nevada.

             (j) Designation of Nevada Secretary of State as Agent for Service of Process. On and after the Effective Time, Comstock Florida appoints the Secretary of State of Nevada as its agent to accept service of process.
      The Nevada Secretary of State is requested to mail a copy of any such process to Comstock Industries Florida, Inc. at 5100 Town Center Circle, Suite 330, Boca Raton, Florida 33486, Attention: J. Antonio Martinez, President.

             IN WITNESS WHEREOF, the parties have executed this Certificate this 11th day of July, 2000.

                                Comstock Industries Florida
                                Inc., a Florida corporation


                                By: /s/ J. Antonio Martinez
                                J. Antonio Martinez, President


                                Attest: /s/ J. Antonio Martinez
                                J. Antonio Martinez, Secretary

                                Comstock Industries,
                                Inc., a Nevada corporation


                                By: /s/ J. Antonio Martinez
                                J. Antonio Martinez, President


                                Attest: J. Antonio Martinez
                                J. Antonio Martinez, Secretary

                          EXHIBIT 5.3

                       AGREEMENT AND PLAN OF MERGER

             THIS AGREEMENT AND PLAN OF MERGER dated July 10,
     2000 (the "Agreement"), is entered into between COMSTOCK
     INDUSTRIES FLORIDA, INC., a Florida corporation ("Comstock
     Florida"), and COMSTOCK INDUSTRIES, INC., a Nevada corporation ("Comstock Nevada").

             BACKGROUND:

     A. Comstock Nevada has an aggregate authorized capital of Fifteen Million (15,000,000) shares, consisting of 15,000,000 shares of common stock, $0.10 par value per share (the "Nevada Common Stock"), and no shares of Preferred Stock (the Nevada Preferred Stock"). On July 10, 2000, there were 8,185,885 shares of Nevada Common Stock and no Shares of Nevada Preferred Stock issued and outstanding.

     B. Comstock Florida has an aggregate authorized capital of one hundred million (100,000,000) shares, consisting of 80,000,000 shares of common stock, $.0001 par value per share (the "Florida Common Stock"), and 20,000,000 shares of Preferred Stock, (the Florida Preferred Stock"). On July 10, 2000 there were 100 shares of Florida Common Stock and no Shares of Florida Preferred Stock issued and outstanding.

     C. The respective Boards of Directors of Comstock Florida and Comstock Nevada believe that the best interests of Comstock Florida and Comstock Nevada and their respective shareholders will be served by the merger of Comstock Nevada with and into Comstock Florida under and pursuant to the provisions of this Agreement and the Nevada General Corporation Law (the "Nevada Law") and the Florida Business Corporation Act (the "Florida Act").

             TERMS:

             In consideration of the mutual agreements contained in this Agreement, the parties hereto agree as set forth below.

             1. MERGER. Comstock Nevada shall be merged with and into Comstock Florida (the "Merger").

             2. EFFECTIVE DATE. The Merger shall become effective immediately upon the filing of this Agreement or a certificate of merger with the Secretary of State of Nevada in accordance with the Nevada Law and the filing of articles of merger with the Secretary of State of Florida in accordance with the Florida Act. The time of such effectiveness is hereinafter called the "Effective Date."

             3. SURVIVING CORPORATION. Comstock Florida shall be the surviving corporation of the Merger and shall continue to be governed by the laws of the State of Florida. On the Effective Date, the separate corporate existence of Comstock Nevada shall cease.

             4.       NAME OF SURVIVING CORPORATION.  On the
     Effective Date, the Articles of Incorporation of Comstock
     Florida shall be amended to change the name of Comstock
     Florida to "Comstock Industries, Inc."

             5. ARTICLES OF INCORPORATION. Except as provided in Paragraph 4, the Articles of Incorporation of Comstock Florida as it exists on the Effective Date shall be the Articles of Incorporation of Comstock Florida immediately following the Effective Date, unless and until the same shall thereafter be amended or repealed in accordance with the laws of the State of Florida.

             6. BYLAWS. The Bylaws of Comstock Florida as they exist on the Effective Date shall be the Bylaws of Comstock Florida immediately following the Effective Date, unless and until the same shall be amended or repealed in accordance with the provisions thereof and the laws of the State of Florida.

             7. BOARD OF DIRECTORS AND OFFICERS. The members of the Board of Directors and officers of Comstock Nevada immediately prior to the Effective Date shall be members of the Board of Directors and the officers, respectively, of Comstock Florida following the Effective Date, and such persons shall serve in such positions for the terms provided by law or in the Bylaws, or until their respective successors are elected and qualified.

             8. RETIREMENT OF OUTSTANDING FLORIDA STOCK. On the Effective Date, each of the 100 shares of the Florida Common Stock presently issued and outstanding shall be retired, and no shares of Florida Common Stock or other securities of Comstock Florida shall be issued in respect thereof.

             9. CONVERSION OF OUTSTANDING COMSTOCK NEVADA STOCK. On the Effective Date, each issued and outstanding share of the Nevada Common Stock and all rights in respect thereof shall be converted into one fully-paid and nonassessable share of Florida Common Stock, and each certificate representing shares of Nevada Common Stock shall for all purposes be deemed to evidence the ownership of the same number of shares of Florida Common Stock as are set forth in such certificate. After the Effective Date, each holder of an outstanding certificate representing shares of Nevada Common Stock may, at such shareholder's option, surrender the same to Comstock Florida's registrar and transfer agent for cancellation, and each such shareholder shall be entitled to receive in exchange therefore a certificate(s) evidencing the ownership of the same number of shares of Florida Common Stock as are represented by the Comstock Nevada certificate(s) surrendered to Comstock Florida's registrar and transfer agent.

             10.      STOCK OPTIONS AND WARRANTS.  On the
     Effective Date, each stock option, stock warrant, and other right to subscribe for or purchase shares of Nevada Common Stock shall be converted into a stock option, stock warrant, or other right to subscribe for or purchase the same number of shares of Florida Common Stock, and each certificate, agreement, note or other document representing such stock option, stock warrant, or other right to subscribe for or purchase shares of Nevada Common Stock shall for all purposes be deemed to evidence the ownership of a stock option, stock warrant, or other right to subscribe for or purchase shares of Florida Common Stock.

             11.      RIGHTS AND LIABILITIES OF COMSTOCK
     FLORIDA. On and after the Effective Date, and all in the manner of and as more fully set forth in the Florida Act and the Nevada Law:

              (a) the title to all real estate and other property, or any interest therein, owned by each of Comstock Nevada and Comstock Florida shall be vested in Comstock Florida without reversion or impairment;

              (b) Comstock Florida shall succeed to and possess, without further act or deed, all estates, rights, privileges, powers and franchises, both public and private, and all of the property, real, personal and mixed, of each of Comstock Nevada and Comstock Florida without reversion or impairment;

              (c)     Comstock Florida shall thenceforth be
     responsible and liable for all the liabilities and obligations of each of Comstock Nevada and Comstock Florida;

              (d)     any claim existing or action or
     proceeding pending by or against Comstock Nevada or Comstock Florida may be continued as if the Merger did not occur or Comstock Florida may be substituted for Comstock
     Nevada in the proceeding;

              (e)     neither the rights of creditors nor any
     liens upon the property of Comstock Nevada or Comstock
     Florida shall be impaired by the Merger; and

              (f) Comstock Florida shall indemnify and hold harmless the officers and directors of each of the parties to this Agreement against all such debts, liabilities and duties and against all claims and demands arising out of the Merger.

             12.      TERMINATION.  This Agreement may be
     terminated and abandoned by action of the respective Boards of Directors of Comstock Nevada and Comstock Florida at any time prior to the Effective Date, whether before or after approval by the shareholders of either or both of the parties to this Agreement.

             13.      AMENDMENT.  The Boards of Directors of
     Comstock Nevada and Comstock Florida may amend this Agreement at any time prior to the Effective Date;
     provided that an amendment made subsequent to the approval of this Agreement by the shareholders of either of Comstock Nevada or Comstock Florida shall not:

              (a)     change the amount or kind of shares,
     securities, cash, property or rights to be received in exchange for or on conversion of all or any of the shares of the parties hereto;

              (b)     change any term of the Articles of
     Incorporation of Comstock Florida; or

              (c)     change any other terms or conditions of
     this Agreement if such change would adversely affect the holders of any capital stock of either Comstock Nevada and Comstock Florida.

             14. REGISTERED OFFICE. The registered office of Comstock Florida in the State of Florida is located at 5100 Town Center Circle, Suite 330, Boca Raton, Florida 33486 and EHG Registered Agents, Inc., is the registered agent of Florida at such address.

             15. INSPECTION OF AGREEMENT. Executed copies of this Agreement will be on file at the principal place of business of Comstock Florida at 5100 Town Center Circle, Suite 330, Boca Raton, Florida 33486. A copy of this Agreement shall be furnished by Comstock Florida, on request and without cost, to any shareholder of either Comstock Nevada or Comstock Florida.

             16.      GOVERNING LAW.  This Agreement shall in
     all respects be construed, interpreted and enforced in accordance with and governed by the laws of the State of Florida.

             17.      SERVICE OF PROCESS.  On and after the
     Effective Date, Comstock Florida agrees that it may be served with process in Nevada in any proceeding for enforcement of any obligation of Comstock Nevada or Comstock Florida arising from the Merger.

             18. DESIGNATION OF NEVADA SECRETARY OF STATE AS AGENT FOR SERVICE OF PROCESS. On and after the Effective Date, Comstock Florida irrevocably appoints the Secretary of State of Nevada as its agent to accept service of process in any suit or other proceeding to enforce the rights of any shareholders of Comstock Nevada or Comstock Florida arising from the Merger. The Nevada Secretary of State is requested to mail a copy of any such process to Comstock Florida at 5100 Town Center Circle, Suite 330, Boca Raton, Florida 33486, Attn: J. Antonio Martinez, President.

             IN WITNESS WHEREOF, each of the parties to this Agreement, pursuant to authority duly granted by their respective Board of Directors, has caused this Agreement to be executed as of the date first written above.

                                Comstock Industries,
                                Inc., a Nevada corporation


                                By: /s/ J. Antonio Martinez
                                J. Antonio Martinez, President


                                Attest: J. Antonio Martinez
                                J. Antonio Martinez, Secretary


                                Comstock Industries Florida
                                Inc., a Florida corporation


                                By: /s/ J. Antonio Martinez
                                J. Antonio Martinez, President


                                Attest: /s/ J. Antonio Martinez
                                J. Antonio Martinez, Secretary

                          EXHIBIT 5.4

                    ARTICLES OF INCORPORATION
                               OF
                COMSTOCK INDUSTRIES FLORIDA, INC.

             The undersigned, incorporator for purposes of forming a corporation under the Florida Business
     Corporation Act, hereby adopts the following Articles of
     Incorporation:

                            ARTICLE I
                         CORPORATE NAME

             The name of the corporation is COMSTOCK INDUSTRIES
     FLORIDA, INC. (the "Corporation").

                           ARTICLE II
                         INITIAL ADDRESS

             The initial street address and mailing address of the principal office of the Corporation is:

                          5100 Town Center Circle
                                 Suite 330
                         Boca Raton, Florida 33486

                           ARTICLE III
                         CAPITALIZATION

             The aggregate number of shares of all classes that the Corporation shall have authority to issue is One Hundred Million (100,000,000) shares, of which Eighty Million (80,000,000) shares shall have a par value of $.0001 and shall be a class designated as "Common Shares" and of which Twenty Million (20,000,000) shares shall have a par value of $.0001 and shall be a class designated as "Preferred Shares".

     B. Common Shares. Each Common Share shall entitle the holder thereof to one vote. No holder of the Common
     Shares shall be entitled to any right of cumulative voting.

     C.      Preferred Shares.

             1. Preferred Shares may be issued from time to time in one or more series, each such series to have distinctive serial designations, as same shall hereafter be determined in the resolution or resolutions providing for the issuance of such Preferred Shares from time to time as adopted by the Board of Directors pursuant to the authority to do so, which authority is hereby vested in the Board of Directors.

             2.       Each series of Preferred Shares, as
     stated in the resolution or resolutions adopted by the Board of Directors providing for the issuance of any series of Preferred Shares, may:

              (a)     have such number of shares;

              (b) have such voting powers, full or limited, or may be without voting power;

              (c)      be redeemable or convertible at such
     time or times and at such prices;

              (d) entitle the holders thereof to receive distributions calculated in any manner, including but not limited to dividends, which may be cumulative, non-cumulative or partially cumulative; at such rate or rates, on such conditions, from such date or dates, at such times, and payable in preference to, or in such relation to, the dividends payable on any other class or classes or series of shares;

              (e) have such preference over any other class of shares with respect to distributions, including but not limited to dividends and distributions upon dissolution of the Corporation;

              (f) be made convertible into, or exchangeable for, shares of any other class or classes (except the class having prior or superior rights and preferences as to the dividends or distribution assets upon liquidation) or of any other series of the same or any other class or classes of shares of the Corporation at such price or prices or at such rates of exchange, and with such adjustments;

              (g)     be entitled to the benefit of a sinking
     fund or purchase fund to be applied to the purchase or redemption of shares of such series in such amount or amounts;

              (h) be entitled to the benefit of conditions and restrictions upon the creation of indebtedness of the Corporation or any subsidiary, upon the issue of any additional shares (including additional shares of such series or of any other series) and upon the payment of dividends or the making of other distributions on, and the purchase, redemption or other acquisition by the Corporation or any subsidiary of any outstanding shares of the Corporation; and

              (i) have such other relative, participating, optional or other special rights, and qualifications, limitations or restrictions;

             3. Except where otherwise set forth in the resolution or resolutions adopted by the Board of Directors providing for the issuance of any series of Preferred Shares, the number of shares comprised in such series may be increased or decreased (but not below the number of shares then outstanding) from time to time by like action of the Board of Directors.

             4. Shares of any series of Preferred Shares which have been redeemed (whether through the operation of a sinking fund or otherwise) or purchased by the Corporation, or which, if convertible, were exchangeable, have been converted into or exchanged for shares of any other class or classes, shall have the status of authorized and unissued Preferred Shares and may be reissued as a part of the series of which they were originally a part or may be reclassified and reissued as part of a new series of Preferred Shares to be created by resolution or resolutions of the Board of Directors or as part of any other series of Preferred Shares, all subject to the conditions or restrictions on issuance set forth in the resolution of resolutions adopted by the Board of Directors providing for the issue of any series of Preferred Shares and to any filing required by law.

                           ARTICLE IV
                        REGISTERED AGENT

             The registered agent and street address of the initial registered office of the Corporation is:

                  E.H.G. Resident Agents, Inc.
               5100 Town Center Circle, Suite 330
                    Boca Raton, Florida 33486

                            ARTICLE V
                          INCORPORATOR

             The name and address of the Incorporator of the Corporation is:

                     Edward H. Gilbert, Esq.
                     Edward H. Gilbert, P.A.
               5100 Town Center Circle, Suite 330
                    Boca Raton, Florida 33486

                           ARTICLE VI
                       CORPORATE AUTHORITY

             The corporation is organized for the purpose of transacting any and all lawful activities or business for wich corporations may be formed under the Florida Business
     Corporations Act.

                           ARTICLE VII
                            DIRECTORS

             The corporation shall have one director and the number of directors may be increased or diminished from time to time as provided in the bylaws of the Corporation but shall never be less than one.

                          ARTICLE VIII
                             BYLAWS

             The initial Bylaws of the corporation shall be adopted by the Board of Directors. In furtherance of and not in limitation of the power conferred upon the Board of Directors by law, the Board of Directors shall have power to make, adopt, alter, amend and repeal from time to time Bylaws of the Corporation, subject to the right of the stockholders to alter and repeal Bylaws made by the Board of Directors.

                           ARTICLE IX
                            CONFLICTS

             No contract or transaction between the Corporation and one or more of its directors or officers or between the Corporation and any other corporation, partnership, association or other organization in which one or more of its directors or officers are directors or officers or have a financial interest, shall be void or voidable solely for this reason, or solely because the directors or officers are present at or participate in the meeting of the board or committee thereof which authorizes the contract or transaction, or solely because the directors or officers or their votes are counted for such purpose.

                            ARTICLE X
              DIRECTOR AND OFFICER INDEMNIFICATION

              (a) Each person who was or is made a party or is threatened to be made a party to or is otherwise involved in any action, suit or proceeding, whether civil, criminal or administrative, (hereinafter a "Proceeding"), or is contacted by any governmental or regulatory body in connection with any investigation or inquiry (hereinafter an "Investigation"), by reason of the fact that such person is or was a director or executive officer (as such term is utilized pursuant to interpretations under Section 16 of the Securities Exchange Act of 1934) of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans (hereinafter an "Indemnitee"), whether the basis of such Proceeding or Investigation is alleged action in an official capacity or in any other capacity as set forth above shall be indemnified and held harmless by the corporation to the fullest extent authorized by the Florida Business Corporation Act, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the corporation to provide broader indemnification rights than such law permitted the corporation to provide prior to such amendment), against all expense, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid in settlement) or the costs of reasonable settlement made with a view to curtailment of the cost of litigation reasonably incurred or suffered by such Indemnitee in connection therewith and such indemnification shall continue as to an Indemnitee who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the Indemnitee's heirs, personal representatives, executors and administrators; provided, however, that except as provided in paragraph
     (b) hereof with respect to Proceedings to enforce rights to indemnification, the corporation shall indemnify any such Indemnitee in connection with a proceeding (or part thereof) initiated by such Indemnitee only if such proceeding (or part thereof) was authorized by the board of directors of the corporation. The right to indemnification conferred in this Article shall be a contract right and shall include the right to be paid by the corporation the expenses incurred in defending any such proceeding in advance of its final disposition (hereinafter an "Advancement of Expenses"); provided, however, that the Advancement of Expenses shall be made only upon delivery to the corporation of a personal guarantee by or on behalf of such Indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal that such Indemnitee is or was not entitled to be indemnified for such expenses under this Article or otherwise (hereinafter a "Guarantee").

              (b)     If a claim under paragraph (a) of this
     Article is not paid in full by the corporation within sixty (60) days after a written claim has been received by the corporation, except in the case of a claim for an Advancement of Expenses in which case the applicable period shall be twenty (20) days, the Indemnitee may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim. If successful, in whole or in part, in any such suit or in a suit brought by the corporation to recover an Advancement of Expenses pursuant to the terms of a Guarantee, the Indemnitee shall be entitled to be paid also the expense of prosecuting or defending such suit. In (1) any suit brought by the Indemnitee to enforce a right to indemnification hereunder (but not in a suit brought by the Indemnitee to enforce a right to an Advancement of Expenses) it shall be a defense that the Indemnitee has not met the applicable standard of conduct set forth in the Florida Business Corporation Act; and (2) in any suit by the corporation to recover an Advancement of Expenses, pursuant to the terms of a Guarantee, the corporation shall be entitled to recover such expenses upon a final adjudication that the Indemnitee has not met the applicable standard of conduct set forth in the Florida Business Corporation Act, neither the failure of the corporation (including its board of directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such suit that indemnification of the Indemnitee is proper in the circumstances because the Indemnitee has met the applicable standard of conduct set forth in the Florida Business Corporation Act, nor an actual determination by the corporation (including its board of directors, independent legal counsel, or its stockholders) that the Indemnitee has not met such applicable standard of conduct (or in the case of such a suit brought by the Indemnitee) shall be a defense to such suit. In any suit brought by the Indemnitee to enforce a right hereunder, or by the corporation to recover an Advancement of Expenses pursuant to the terms of a Guarantee, the burden of proving that the Indemnitee is not entitled to be indemnified or to such Advancement of Expenses under this Section or otherwise shall be on the corporation.

              (c) The right to indemnification and to the Advancement of Expenses conferred in this Article shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, these Articles of Incorporation, bylaws, agreement, vote of stockholders or disinterested directors or otherwise.

              (d) The corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the corporation or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the corporation would have the power to indemnify such person against such expense, liability or loss under the Florida Business Corporation Act.

              (e)     The corporation may, to the extent
     authorized from time to time by the Board of Directors, grant rights to indemnification and to the Advancement of Expenses, to any employee or agent of the corporation to the fullest extent of the provisions of this Article with respect to the indemnification and Advancement of Expenses of directors, and executive officers of the corporation.

                           ARTICLE XI
                       DIRECTOR LIABILITY

             To the maximum extent permitted by the Florida Business Corporation Act as the same exists or may hereafter be amended, no director of this Corporation shall be liable to the Corporation or its shareholders for monetary damages arising by reason of actions or omissions constituting a breach of fiduciary duty as a director.

                           ARTICLE XII
                       CORPORATE EXISTENCE

             The corporate existence of the Corporation shall commence on the filing of these Articles of Incorporation by the Department of State of the State of Florida.

                          ARTICLE XIII
                     AFFILIATED TRANSACTIONS

             The Corporation expressly elects not to be governed by Section 607.0901 of the Florida Business Corporation Act, as amended from time to time, relating to affiliated transactions. A director or officer of the corporation shall not be disqualified by virtue of their office from dealing or contracting with the corporation either as a vendor, purchaser or otherwise, nor shall any transaction or contract of the corporation be void or voidable by reason of the fact that any director or officer, or any firm of which any director or officer is a member, or any corporation of which any director or officer is a shareholder, officer or director is in any way interested in such transaction or contract, no director or officer shall be liable to account to the corporation for any profits realized by or from or through any such transaction or contract authorized, ratified or approved as herein provided by reason of the fact that they, or any firm or entity of which any director or officer is a member, or any corporation of which any director or officer is a shareholder, officer or director or in any interested in such transaction or contract, nor shall any director or officer be liable to account to the corporation for any profits realized by or from or through any such transaction or contract authorized, ratified or approved as herein provided by reason of the fact that they, or any firm of which they are a member, or any corporation of which they are a shareholder, officer or director interested in such transaction or contract. Said interested officer or director of this corporation may be counted in determining the existence of a quorum at any meeting of the Board of Directors of this corporation which shall authorize any such contract or transaction with like force and effect as if they were not so interested. Nothing herein contained shall create liability in the events above described or prevent the authorized approval of such contracts in any other manner permitted by law. (Signature appears next page)

             IN WITNESS WHEREOF, the undersigned incorporator has executed these Articles of Incorporation this 7th day of July, 2000.


                                 /s/ Edward H. Gilbert
                                 Edward H. Gilbert, Incorporator

                   ACCEPTANCE OF APPOINTMENT
                               OF
                        REGISTERED AGENT


       The undersigned hereby accepts the appointment as registered agent of COMSTOCK INDUSTRIES FLORIDA, INC. contained in the foregoing Articles of Incorporation and states that the undersigned is familiar with and accepts the obligations set forth in Section 607.0508 of the Florida Business Corporation Act.




                                  E.H.G. RESIDENT AGENTS, INC.




     Date: July 7, 2000           By: /s/ Edward H. Gilbert
                                  Edward H. Gilbert, President

                           EXHIBIT 5.5


                             BYLAWS

                               OF

                    COMSTOCK INDUSTRIES, INC.

                      a Florida corporation


                                   INDEX

                                                             Page


     1.      Offices. . . . . . . . . . . . . . . . . . . . .   1
             1.1      Principal Office. . . . . . . . . . . .   1
             1.2      Registered Office . . . . . . . . . . .   1
             1.3      Other Offices . . . . . . . . . . . . .   1

     2.      Meetings of Shareholders . . . . . . . . . . . .   1
             2.1      Annual Meeting. . . . . . . . . . . . .   1
             2.2      Special Meeting . . . . . . . . . . . .   1
             2.3      Shareholders' List for Meeting. . . . .   2
             2.4      Record Date . . . . . . . . . . . . . .   2
             2.5      Notice of Meetings and Adjournment. . .   3
             2.6      Waiver of Notice. . . . . . . . . . . .   4
             2.7      Shareholder Proposals . . . . . . . . .   4

     3.      Shareholder Voting . . . . . . . . . . . . . . .   4
             3.1      Voting Group Defined. . . . . . . . . .   4
             3.2      Quorum and Voting Requirements for Voting
                      Groups. . . . . . . . . . . . . . . . .   4
             3.3      Action by Single and Multiple Voting
                      Groups. . . . . . . . . . . . . . . . .   5
             3.4      Shareholder Quorum and Voting; Greater or
                      Lesser Voting Requirements. . . . . . .   5
             3.5      Voting for Directors; Cumulative Voting   5
             3.6      Voting Entitlement of Shares. . . . . .   6
             3.7      Proxies . . . . . . . . . . . . . . . .   7
             3.8      Shares Held by Nominees . . . . . . . .   8
             3.9      Corporation's Acceptance of Votes . . .   9
             3.10     Action by Shareholders Without Meeting.  10

     4.      Board of Directors and Officers. . . . . . . . .  10
             4.1      Qualifications of Directors . . . . . .  10
             4.2      Number of Directors . . . . . . . . . .  10
             4.3      Terms of Directors Generally. . . . . .  11
             4.4      Staggered Terms for Directors . . . . .  11
             4.5      Vacancy on Board. . . . . . . . . . . .  11
             4.6      Compensation of Directors . . . . . . .  11
             4.7      Meetings. . . . . . . . . . . . . . . .  11
             4.8      Action by Directors Without a Meeting .  12
             4.9      Notice of Meetings. . . . . . . . . . .  12
             4.10     Waiver of Notice. . . . . . . . . . . .  12
             4.11     Quorum and Voting . . . . . . . . . . .  12
             4.12     Committees. . . . . . . . . . . . . . .  13
             4.13     Loans to Officers, Directors and
                      Employees; Guaranty of Obligations. . .  13
             4.14     Required Officers . . . . . . . . . . .  14
             4.15     Duties of Officers. . . . . . . . . . .  14
             4.16     Resignation and Removal of Officers . .  14
             4.17     Contract Rights of Officers . . . . . .  14
             4.18     General Standards for Directors . . . .  14
             4.19     Director Conflicts of Interest. . . . .  15
             4.20     Resignation of Directors. . . . . . . .  16

     5.      Indemnification of Directors, Officers, Employees
             and Agents . . . . . . . . . . . . . . . . . . .  16
             5.1      Directors, Officers, Employees and Agents
                      16
             6.1      Registered Office and Registered Agent.  20
             6.2 Change of Registered Office or Registered Agent; Resignation of Registered Agent. 20

     7.      Shares, Options, Dividends and Distributions . .  21
             7.1      Authorized Shares . . . . . . . . . . .  21
             7.2      Terms of Class or Series Determined by
                      Board of Directors. . . . . . . . . . .  21
             7.3      Issued and Outstanding Shares . . . . .  22
             7.4      Issuance of Shares. . . . . . . . . . .  22
             7.5      Form and Content of Certificates. . . .  23
             7.6      Shares Without Certificates . . . . . .  23
             7.7      Restriction on Transfer of Shares and
                      Other Securities. . . . . . . . . . . .  24
             7.8      Shareholder's Pre-emptive Rights. . . .  24
             7.9      Corporation's Acquisition of its Own
                      Shares. . . . . . . . . . . . . . . . .  24
             7.10     Share Options . . . . . . . . . . . . .  24
             7.11     Terms and Conditions of Stock Rights and
                      Options . . . . . . . . . . . . . . . .  25
             7.12     Share Dividends . . . . . . . . . . . .  25
             7.13     Distributions to Shareholders . . . . .  25

     8.      Amendment of Articles and Bylaws . . . . . . . .  27
             8.1      Authority to Amend the Articles of
                      Incorporation . . . . . . . . . . . . .  27
             8.2      Amendment by Board of Directors . . . .  27
             8.3      Amendment of Bylaws by Board of Directors
                      28
             8.4      Bylaw Increasing Quorum or Voting
                      Requirements for Directors. . . . . . .  28

     9.      Records and Reports. . . . . . . . . . . . . . .  28
             9.1      Corporate Records . . . . . . . . . . .  28
             9.2      Financial Statements for Shareholders .  29
             9.3      Other Reports to Shareholders . . . . .  30
             9.4      Annual Report for Department of State .  30

     10.     Miscellaneous. . . . . . . . . . . . . . . . . .  30
             10.1     Application of Florida Law. . . . . . .  30
             10.2     Conflicts with Articles of Incorporation
                      30
             10.3     Definition of the "Act" . . . . . . . .  31
             10.4     Fiscal Year . . . . . . . . . . . . . .  31
             10.5     Control Share Acquisitions. . . . . . .  31


                                  BYLAWS


             1.       Offices.

              1.1     Principal Office.  The principal office
     of the corporation in the State of Florida shall be established at such places as the board of directors from time to time determine.

              1.2 Registered Office. The registered office of the corporation in the State of Florida shall be at the office of its registered agent as stated in the articles of incorporation or as the board of directors shall from time to time determine.

              1.3 Other Offices. The corporation may have additional offices at such other places, either within or without the State of Florida, as the board of directors may from time to time determine or the business of the corporation may require.

             2.       Meetings of Shareholders.

              2.1     Annual Meeting.

                      (a)          The corporation shall hold a
             meting of shareholders annually, for the election of directors and for the transaction of any proper business, at a time stated in or fixed in accordance with a resolution of the board of directors.

                      (b)          Annual shareholders' meeting
             may be held in or out of the State of Florida at a place stated in or fixed in accordance with a resolution by the board of directors or, when not inconsistent with the board of directors' resolution stated in the notice of the annual meeting. If no place is stated in or fixed in accordance with these bylaws, or stated in the notice of the annual meeting, annual meetings shall be held at the corporation's principal office.

                      (c)          The failure to hold the
             annual meeting at the time stated in or fixed in accordance with these bylaws or pursuant to the Act does not affect the validity of any corporate action and shall not work a forfeiture of or dissolution of the corporation.

              2.2     Special Meeting.

                      (a)          The corporation shall hold a
             special meeting of shareholders:

                       (1)         On call of its board of
             directors or the person or persons authorized to do so by the board of directors; or

                       (2)         If the holders of not less
             than 10% of all votes entitled to be cast on any issue proposed to be considered at the proposed special meeting sign, date and deliver to the corporation's secretary one or more written demands for the meeting describing the purpose or purposes for which it is to be held.

                      (b)          Special shareholders'
             meetings may be held in or out of the State of Florida at a place stated in or fixed in accordance with a resolution of the board of directors, or, when not inconsistent with the board of directors' resolution, in the notice of the special meeting. If no place is stated in or fixed in accordance with these bylaws or in the notice of the special meeting, special meetings shall be held at the corporation's principal office.

                      (c)          Only business within the
             purpose or purposes described in the special meeting notice may be conducted at a special shareholders' meeting.

              2.3     Shareholders' List for Meeting.

                      (a)          After fixing a record date
             for a meeting, a corporation shall prepare a list of the names of all its shareholders who are entitled to notice of a shareholders' meeting, in accordance with the Florida Business Corporation Act (the "Act"), or arranged by voting group, with the address of, and the number and class and series, if any, of shares held by, each.

                      (b)          The shareholders' list must
             be available for inspection by any shareholder for a period of ten days prior to the meeting or such shorter time as exists between the record date and the meeting and continuing through the meeting at the corporation's principal office, at a place identified in the meeting notice in the city where the meeting will be held, or at the office of the corporation's transfer agent or registrar. A shareholder or his or her agent or attorney is entitled on written demand to inspect the list (subject to the requirements of Section 607.1602(3) of the Act), during regular business hours and at his or her expense, during the period it is available for inspection.

                      (c)          The corporation shall make
             the shareholders' list available at the meeting, and any shareholder or his or her agent or attorney is entitled to inspect the list at any time during the meeting or any adjournment.

              2.4     Record Date.

                      (a)          The board of directors may
             set a record for purposes of determining the shareholders entitled to notice of and to vote at a shareholders' meeting; however, in no event may a record date fixed by the board of directors be a date preceding the date upon which the resolution fixing the record date is adopted.

                      (b)          Unless otherwise fixed by
             the board of directors, the record date for determining shareholders entitled to demand a special meeting is the date the first shareholder delivers his or her demand to the corporation. In the event that the board of directors sets the record date for a special meeting of shareholders, it shall not be a date preceding the date upon which the corporation receives the first demand from a shareholders requesting a special meeting.

                      (c)          If no prior action is
             required by the board of directors pursuant to the Act, and, unless otherwise fixed by the board of directors, the record date for determining shareholders entitled to take action without a meeting is the date the first signed written consent is delivered to the corporation under
             Section 607.0704 of the Act. If prior action is required by the board of directors pursuant to the Act, the record date for determining shareholders entitled to take action without a meeting is at the close of business on the day on which the board of directors adopts the resolution taking such prior action.

                      (d)          Unless otherwise fixed by
             the board of directors, the record date for determining the shareholders entitled to notice of and to vote at an annual or special shareholders' meeting is the close of business on the day before the first notice is delivered to shareholders.

                      (e)          A record date may not be
             more than 70 days before the meeting or action requiring a determination of shareholders.

                      (f)          A determination of
             shareholders entitled to notice of or to vote at a shareholders' meeting is effective for any adjournment of the meeting unless the board of directors fixes a new record date, which it must do if the meeting is adjourned to a date more than one hundred twenty (120) days after the date fixed for the original meeting.

              2.5     Notice of Meetings and Adjournment.

                      (a)          The corporation shall notify
             shareholders of the date, time and place of each annual and special shareholders's meeting no fewer than ten (10) or more than sixty (60) days before the meeting date. Unless the Act requires otherwise, the corporation is required to give notice only to shareholders entitled to vote at the meeting. Notice shall be given in the manner provided in Section 607.0141 of the Act, by or at the direction of the president, the secretary, or the officer or persons calling the meeting. If the notice is mailed at least thirty (30) days before the meeting, it may be done by a class of United States mail other than first class. Notwithstanding Section 607.0141, if mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at his or her address as it appears on the stock transfer books of the corporation, with postage thereon prepaid.

                      (b)          Unless the Act or the
             articles of incorporation requires otherwise, notice of an annual meeting need not include a description of the purpose or purposes for which the meeting is called.

                      (c)          Notice of a special meeting
             must include a description of the purpose or purposes for which the meeting is called.

                      (d)          If an annual or special
             shareholders meeting is adjourned to a different date, time or place, notice need not be given of the new date, time or place if the new date, time or place is announced at the meeting before adjournment is taken, and any business may be transacted at the adjourned meeting that might have been transacted on the original date of the meeting. If a new record date is or must be fixed under Section 607.0707 of the Act, however, notice of the adjourned meeting must be given under this section to persons who are shareholders as of the new record date who are entitled to notice of the meeting.

                      (e)          Notwithstanding the
             foregoing, no notice of a shareholders' meeting need be given if:

                       (1)         an annual report and proxy
             statements for two (2) consecutive annual meetings of shareholders, or

                       (2)         all, and at least two checks
             in payment of dividends or interest on securities during a twelve (12) month period, have been sent by first-class United States mail, addressed to the shareholder at his or her address as it appears on the share transfer books of the corporation, and returned undeliverable. The obligation of the corporation to give notice of a shareholders' meeting to any such shareholder shall be reinstated once the corporation has received a new address for such shareholder for entry on its share transfer books.

              2.6     Waiver of Notice.

                      (a)          A shareholder may waive any
             notice required by the Act, the articles of incorporation, or bylaws before or after the date and time stated in the notice. The waiver must be in writing, be signed by the shareholder entitled to the notice, and be delivered to the corporation for inclusion in the minutes or filing with the corporate records. Neither the business to be transacted at nor the purpose of any regular or special meeting of the shareholders need be specified in any written waiver of notice.

                      (b)          A shareholder's attendance
             at a meeting:

                       (1)         waives objection to lack of
             notice or defective notice of the meeting, unless the shareholder at the beginning of the meeting objects to holding the meeting or transacting business at the meeting; or

                       (2)         waives objection to
             consideration of a particular matter at the meeting that is not within the purpose or purposes described in the meeting notice, unless the shareholder objects to considering the matter when it is presented.

              2.7 Shareholder Proposals. Any stockholder proposals to be considered at any annual or special meeting must be made in writing and delivered to the corporation not less than 90 days nor more than 120 days prior to that meeting, but if the corporation provides less than 30 days notice (actual or by public disclosure) of the meeting, proposals will be deemed timely if they are received not more than 10 days following the date of the notice or of the public disclosure of the meeting. Any proposals must comply with the requirements of Rule 14a-8 under Regulation 14A of the Securities Exchange Act of 1934.

             3.       Shareholder Voting.

              3.1 Voting Group Defined. A "voting group" means all shares of one or more classes or series that under the articles of incorporation or the Act are entitled to vote and be counted together collectively on a matter at a meeting of shareholders. All shares entitled by the articles of incorporation or the Act to vote generally on the matter are for that purpose a single voting group.

              3.2     Quorum and Voting Requirements for Voting
     Groups.

                      (a)          Shares entitled to vote as a
             separate voting group may take action on a matter at a meeting only if a quorum of those shares exists with respect to that matter. Unless the articles of incorporation or the Act provides otherwise, a majority of the votes entitled to be cast on the matter by the voting group constitutes a quorum of that voting group for action on that matter.

                      (b)          Once a share is represented
             for any purpose at a meeting, it is deemed present for quorum purposes for the remainder of the meeting and for any adjournment of that meeting unless a new record date is or must be set for that adjourned meeting.

                      (c)          If a quorum exists, action
             on a matter (other than the election of directors) by a voting group is approved if the votes cast within the voting group favoring the action exceed the votes cast opposing the action, unless the articles of incorporation or the Act requires a greater number of affirmative votes.

              3.3     Action by Single and Multiple Voting Groups.

                      (a)          If the articles of
             incorporation or the Act provides for voting by a single voting group on a matter, action on that matter is taken when voted upon by that voting group as provided in Section 3.02 of these bylaws.

                      (b)          If the articles of
             incorporation or the Act provides for voting by two or more voting groups on a matter, action on that matter is taken only when voted upon by each of those voting groups counted separately as provided in Section 3.02 of these bylaws. Action may be taken by one voting group on a matter even though no action is taken by another voting group entitled to vote on the matter.

              3.4     Shareholder Quorum and Voting; Greater or
     Lesser Voting Requirements.

                      (a)          A majority of the shares
             entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders, but in no event shall a quorum consist of less than one-third (1/3) of the shares entitled to vote. When a specified item of business is required to be voted on by a class or series of stock, a majority of the shares of such class or series shall constitute a quorum for the transaction of such item of business by that class or series.

                      (b)          An amendment to the articles
             of incorporation that adds, changes or deletes a greater or lesser quorum or voting requirement must meet the same quorum requirement and be adopted by the same vote and voting groups required to take action under the quorum and voting requirements then in effect or proposed to be adopted, whichever is greater.

                      (c)          If a quorum exists, action
             on a matter, other than the election of directors, is approved if the votes cast by the holders of the shares represented at the meeting and entitled to vote on the subject matter favoring the action exceed the votes cast opposing the action, unless a greater number of affirmative votes or voting by classes is required by the Act or the articles of incorporation.

                      (d)          After a quorum has been
             established at a shareholders' meeting, the subsequent withdrawal of shareholders, so as to reduce the number of shares entitled to vote at the meeting below the number required for a quorum, shall not affect the validity of any action taken at the meeting or any adjournment thereof.

                      (e)          The articles of
             incorporation may provide for a greater voting requirement or a greater or lesser quorum requirement for shareholders (or voting groups of shareholders) than is provided by the Act, but in no event shall a quorum consist of less than one-third (1/3) of the shares entitled to vote.

              3.5     Voting for Directors; Cumulative Voting.

                      (a)          Directors are elected by a
             plurality of the votes cast by the shares entitled to vote in the election at a meeting at which a quorum is present.

                      (b)          Each shareholder who is
             entitled to vote at an election of directors has the right to vote the number of shares owned by him for as many persons as there are directors to be elected and for whose election he or she has a right to vote. Shareholders do not have a right to cumulate their votes for directors unless the articles of incorporation so provide.

              3.6     Voting Entitlement of Shares.

                      (a)          Unless the articles of
             incorporation or the Act provides otherwise, each outstanding share, regardless of class, is entitled to one vote on each matter submitted to a vote at a meeting of shareholders. Only shares are entitled to vote.

                      (b)          The shares of the
             corporation are not entitled to vote if they are owned, directly or indirectly, by a second corporation, domestic or foreign, and the first corporation owns, directly or indirectly, a majority of shares entitled to vote for directors of the second corporation.

                      (c)          This section does not limit
             the power of the corporation to vote any shares, including its own shares, held by it in a fiduciary capacity.

                      (d)          Redeemable shares are not
             entitled to vote on any matter, and shall not be deemed to be outstanding, after notice of redemption is mailed to the holders thereof and a sum sufficient to redeem such shares has been deposited with a bank, trust company, or other financial institution upon an irrevocable obligation to pay the holders the redemption price upon surrender of the shares.

                      (e)          Shares standing in the name
             of another corporation, domestic or foreign, may be voted by such officer, agent, or proxy as the bylaws of the corporate shareholder may prescribe or, in the absence of any applicable provision, by such person as the board of directors of the corporate shareholder may designate. In the absence of any such designation or in case of conflicting designation by the corporate shareholder, the chairman of the board, the president, any vice president, the secretary, and the treasurer of the corporate shareholder, in that order, shall be presumed to be fully authorized to vote such shares.

                      (f)          Shares held by an
             administrator, executor, guardian, personal representative, or conservator may be voted by him, either in person or by proxy, without a transfer of such shares into his or her name. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him without a transfer of such shares into his or her name or the name of his or her nominee.

                      (g)          Shares held by or under the
             control of a receiver, a trustee in bankruptcy proceedings, or an assignee for the benefit of creditors may be voted by him without the transfer thereof into his or her name.

                      (h)          If a share or shares stand
             of record in the names of two or more persons, whether fiduciaries, members of a partnership, joint tenants, tenants in common, tenants by the entirety, or otherwise, or if two or more persons have the same fiduciary relationship respecting the same shares, unless the secretary of the corporation is given notice to the contrary and is furnished with a copy of the instrument or order appointing them or creating the relationship wherein it is so provided, then acts with respect to voting have the following effect:

                       (1)         If only one votes, in person
             or in proxy, his or her act binds all;

                       (2)         If more than one vote, in
             person or by proxy, the act of the majority so voting binds all;

                       (3)         If more than one vote, in
             person or by proxy, but the vote is evenly split on any particular matter, each faction is entitled to vote the share or shares in question proportionally;

                       (4)         If the instrument or order
             so filed shows that any such tenancy is held in unequal interest, a majority or a vote evenly split for purposes of this subsection shall be a majority or a vote evenly split in interest;

                       (5)         The principles of this
             subsection shall apply, insofar as possible, to execution of proxies, waivers, consents, or objections and for the purpose of ascertaining the presence of a quorum;

                       (6)         Subject to Section 3.8  of
             these bylaws, nothing herein contained shall prevent trustees or other fiduciaries holding shares registered in the name of a nominee from causing such shares to be voted by such nominee as the trustee or other fiduciary may direct. Such nominee may vote shares as directed by a trustee or their fiduciary without the necessity of transferring the shares to the name of the trustee or other fiduciary.

              3.7     Proxies.

                      (a)          A shareholder, other person
             entitled to vote on behalf of a shareholder pursuant to Section 3.6% of these bylaws, or attorney in fact may vote the shareholder's shares in person or by proxy.

                      (b)          A shareholder may appoint a
             proxy to vote or otherwise act for him by signing an appointment form, either personally or by his or her attorney in fact. An executed telegram or cablegram appearing to have been transmitted by such person, or a photographic, photostatic, or equivalent reproduction of an appointment form, is a sufficient appointment form.

                      (c)          An appointment of a proxy is
             effective when received by the secretary or other officer or agent authorized to tabulate votes. An appointment is valid for up to eleven (11) months unless a longer period is expressly provided in the appointment form.

                      (d)          The death or incapacity of
             the shareholder appointing a proxy does not affect the right of the corporation to accept the proxy's authority unless notice of the death or incapacity is received by the secretary or other officer or agent authorized to tabulate votes before the proxy exercises his or her authority under the appointment.

                      (e)          An appointment of a proxy is
             revocable by the shareholder unless the
             appointment form conspicuously states that it is irrevocable and the appointment is coupled with an interest. Appointments coupled with an interest include the appointment of

                       (1)         a pledge;

                       (2)         a person who purchased or
             agreed to purchase the shares;

                       (3)         a creditor of the
             corporation who extended credit to the corporation under terms requiring the appointment;

                       (4)         an employee of the
             corporation whose employment contract requires the appointment; or

                       (5)         a party to a voting
             agreement created in accordance with the Act.

                      (f)          An appointment made
             irrevocable under this section becomes revocable when the interest with which it is coupled is extinguished and, in a case provided for in Subsection 3.7(e)(3)* or 3.7(e)(4)*, the proxy becomes revocable three (3) years after the date of the proxy or at the end of the period, if any, specified herein, whichever is less, unless the period of irrevocability is renewed from time to time by the execution of a new irrevocable proxy as provided in this section. This does not affect the duration of a proxy under subsection 3.7(c) .

                      (g)          A transferee for value of
             shares subject to an irrevocable appointment may revoke the appointment if he or she did not know if its existence when he or she acquired the shares and the existence of the irrevocable appointment was not noted conspicuously on the certificate representing the shares or on the information statement for shares without certificates.

                      (h)          Subject to section 3.9( of
             these bylaws and to any express limitation on the proxy's authority appearing on the face of the appointment form, a corporation is entitled to accept the proxy's vote or other action as that of the shareholder making the appointment.

                      (i)          If an appointment form
             expressly provides, any proxy holder may appoint, in writing, a substitute to act in his or her place.

              3.8     Shares Held by Nominees.

                      (a)          The corporation may
             establish a procedure by which the beneficial owner of shares that are registered in the name of a nominee is recognized by the corporation as the shareholder. The extent of this recognition may be determined in the procedure.

                      (b)          The procedure may set forth

                       (1)         the types of nominees to
             which it applies;

                       (2)         the rights or privileges
             that the corporation recognizes in a beneficial owner;

                       (3)         the manner in which the
             procedure is selected by the nominee;

                       (4)         the information that must be
             provided when the procedure is selected;

                       (5)         the period for which
             selection of the procedure is effective; and

                       (6)         other aspects of the rights
             and duties created.

              3.9     Corporation's Acceptance of Votes.

                      (a)          If the name signed on a
             vote, consent, waiver, or proxy appointment corresponds to the name of a shareholder, the corporation if acting in good faith is entitled to accept the vote, consent waiver, or proxy appointment and give it effect as the act of the shareholder.

                      (b)          If the name signed on a
             vote, consent, waiver or proxy appointment does not correspond to the name of its shareholder, the corporation if acting in good faith is nevertheless entitled to accept the vote, consent, waiver, or proxy appointment and give it effect as the act of the shareholder if:

                       (1)         the shareholder is an entity
             and the name signed purports to be that of an officer or agent of the entity;

                       (2)         the name signed purports to
             be that of an administrator, executor, guardian, personal representative, or conservator representing the shareholder and, if the corporation requests, evidence of fiduciary status acceptable to the corporation has been presented with respect to the vote, consent, waiver, or proxy appointment;

                       (3)         the name signed purports to
             be that of a receiver, trustee in bankruptcy, or assignee for the benefit of creditors of the shareholder and, if the corporation requests, evidence of this status acceptable to the corporation has been presented with respect to the vote, consent, waiver, or proxy appointment;

                       (4)         the name signed purports to
             be that of a pledgee, beneficial owner, or attorney in fact of the shareholder, if the corporation requests, evidence acceptable to the corporation of the signatory's authority to sign for the shareholder has been presented with respect to the vote, consent, waiver, or proxy appointment; or

                       (5)         two (2) or more persons are
             the shareholder as covenants or fiduciaries and the name signed purports to be the name of at lease one (1) of the co-owners and the person signing appears to be acting on behalf of all the co-owners.

                      (c)          The corporation is entitled
             to reject a vote, consent, waiver, or proxy appointment if the secretary or other officer or agent authorized to tabulate votes, acting in good faith, has reasonable basis for doubt about the validity of the signature on it or about the signatory's authority to sign for the shareholder.

                      (d)          The corporation and its
             officer or agent who accepts or rejects a vote, consent, waiver, or proxy appointment in good faith and in accordance with the standards of this section are not liable in damages to the shareholder for the consequences of the acceptance or rejection.

                      (e)          Corporate action based on
             the acceptance or rejection of a vote, consent, waiver, or proxy appointment under this section is valid unless a court of competent jurisdiction determines otherwise.

              3.10    Action by Shareholders Without Meeting.

                      (a)          Any action required or
             permitted by the Act to be taken at any annual or special meeting of shareholders of the corporation may be taken without a meeting, without prior notice and without a vote, if the action is taken by the holders of outstanding stock of each voting group entitled to vote thereon having not less than the minimum number of votes with respect to each voting group that would be necessary to authorize or take such action at a meeting at which all voting groups and shares entitled to vote thereon were present and voted. In order to be effective, the action must be evidenced by one or more written consents describing the action taken, dated and signed by approving shareholders having the requisite number of votes of each voting group entitled to vote thereon, and delivered to the corporation by delivery to its principal office in this state, its principal place of business, the corporate secretary, or another office or agent of the corporation having custody of the book in which proceedings of meetings of shareholders are recorded. No written consent shall be effective to take the corporate action referred to therein unless, within sixty
             (60) days of the date of the earliest dated consent is delivered in the manner required by this section, written consent signed by the number of holders required to take action is delivered to the corporation by delivery as set forth in this section.

                      (b)          Within ten (10) days after
             obtaining such authorization by written consent, notice in accordance with Section 607.0704(3) of the Act must be given to those shareholders who have not consented in writing.

             4.       Board of Directors and Officers.

              4.1     Qualifications of Directors.  Directors
     must be natural persons who are eighteen (18) years of age or older but need not be residents of the State of Florida or shareholders of the corporation.

              4.2     Number of Directors.

                       (1)         The board of directors shall
             consist of not less than one (1) nor more than nine (9) individuals.

                       (2)         The number of directors may
             be increased or decreased from time to time by amendment to these bylaws.

                       (3)         Directors are elected at the
             first annual shareholders' meeting and at each annual meeting thereafter unless their terms are staggered under Section 4.4 of these bylaws.

              4.3     Terms of Directors Generally.

                      (a)          The terms of the initial
             directors of the corporation expire at the first shareholders' meeting at which directors are elected.

                      (b)          The terms of all other
             directors expire at the next annual shareholders' meeting following their election unless their terms are staggered under Section 4.4 of these bylaws.

                      (c)          A decrease in the number of
             directors does not shorten an incumbent director's term.

                      (d)          The term of a director
             elected to fill a vacancy expires at the next shareholders' meeting at which directors are elected.

                      (e)          Despite the expiration of a
             director's term, he or she continues to serve until his or her successor is elected and qualifies or until there is a decrease in the number of directors.

              4.4     Staggered Terms for Directors.  The
     directors of any corporation organized under the Act may, by the articles of incorporation, or by amendment to these bylaws adopted by a vote of the shareholders, be divided into one, two or three classes with the number of directors in each class being as nearly equal as possible; the term of office of those of the first class to expire at the annual meeting next ensuing; of the second class one year thereafter; at the third class two years thereafter; and at each annual election held after such classification and election, directors shall be chosen for a full term, as the case may be, to succeed those whose terms expire. If the directors have staggered terms, then any increase or decrease in the number of directors shall be so apportioned among the classes as to make all classes as nearly equal in number as possible.

              4.5     Vacancy on Board.

                      (a)          Whenever a vacancy occurs on
             a board of directors, including a vacancy resulting from an increase in the number of directors, it may be filled by the affirmative vote of a majority of the remaining directors.

                      (b)          A vacancy that will occur at
             a specific later date (by reason of resignation effective at a later date) may be filled before the vacancy occurs but the new director may not take office until the vacancy occurs.

              4.6 Compensation of Directors. The board of directors may fix the compensation of directors.

              4.7     Meetings.

                      (a)          The board of directors may
             hold regular or special meetings in or out of the State of Florida.

                      (b)          A majority of the directors
             present, whether or not a quorum exists, may adjourn any meeting of the board of directors to another time and place. Notice of any such adjourned meeting shall be given to the directors who were not present at the time of the adjournment and, unless the time and place of the adjourned meeting are announced at the time of the adjournment, to the other directors.

                      (c)          Meetings of the board of
             directors may be called by the chairman of the board or by the president.

                      (d)          The board of directors may
             permit any or all directors to participate in a regular or special meeting by, or conduct the meeting through the use of, any means of communication by which all directors participating may simultaneously hear each other during the meeting. A director participating in a meeting by this means is deemed to be present in person at the meeting.

              4.8     Action by Directors Without a Meeting.

                      (a)          Action required or permitted
             by the Act to be taken at a board of directors' meeting or committee meeting may be taken without a meeting if the action is taken by all members of the board or of the committee. The action must be evidenced by one or more written consents describing the action taken and signed by each director or committee member.

                      (b)          Action taken under this
             section is effective when the last director signs the consent, unless the consent specifies a different effective date.

                      (c)          A consent signed under this
             section has the effect of a meeting vote and may be described as such in any document.

              4.9 Notice of Meetings. Regular and special meetings of the board of directors may be held without notice of the date, time, place or purpose of the meeting.

              4.10 Waiver of Notice. Notice of a meeting of the board of directors need not be given to any director who signs a waiver of notice either before or after the meeting. Attendance of a director at a meeting shall constitute a waiver of notice of such meeting and a waiver of any and all objections to the place of the meeting, the time of the meeting, or the manner in which it has been called or convened, except when a director states, at the beginning of the meeting or promptly upon arrival at the meeting, any objection to the transaction of business because the meeting is not lawfully called or convened.

              4.11    Quorum and Voting.

                      (a)          A quorum of a board of
             directors consists of a majority of the number of directors prescribed by the articles of incorporation or these bylaws.

                      (b)          If a quorum is present when
             a vote is taken, the affirmative vote of a majority of directors present is the act of the board of directors.

                      (c)          A director of a corporation
             who is present at a meeting of the board of directors or a committee of the board of directors when corporate action is taken is deemed to have assented to the action taken unless:

                       (1)         He objects at the beginning
             of the meeting (or promptly upon his or her arrival) to holding it or transacting specified business at the meeting; or

                       (2)         He votes against or abstains
             from the action taken.

              4.12    Committees.

                      (a)          The board of directors, by
             resolution adopted by a majority of the full board of directors, may designate from among its members an executive committee and one or more other committees each of which, to the extent provided in such resolution, shall have and may exercise all the authority of the board of directors, except that no such committee shall have the authority to:

                       (1)         Approve or recommend to
             shareholders actions or proposals required by the Act to be approved by shareholders.

                       (2)         Fill vacancies on the board
             of directors or any committee thereof.

                       (3)         Adopt, amend or repeal these
             bylaws.

                       (4)         Authorize or approve the
             reacquisition of shared unless pursuant to a general formula or method specified by the board of directors.

                       (5)         Authorize or approve the
             issuance or sale or contract for the sale of shares, or determine the designation and relative rights, preferences, and limitations of a voting group except that the board of directors may authorize a committee (or a senior executive officer of the corporation) to do so within limits specifically prescribed by the board of directors.

                      (b)          The sections of these bylaws
             which govern meetings, notice and waiver of notice, and quorum and voting requirements of the board of directors apply to committees and their members as well.

                      (c)          Each committee must have two
             or more members who serve at the pleasure of the board of directors. The board, by resolution adopted in accordance herewith, may designate one or more directors as alternate members of any such committee who may act in the place and stead of any absent member or members at any meeting of such committee.

                      (d)          Neither the designation of
             any such committee, the delegation thereto of authority, nor action by such committee pursuant to such authority shall alone constitute compliance by any member of the board of directors not a member of the committee in question with his or her responsibility to act in good faith, in a manner he or she reasonably believes to be in the best interests of the corporation, and with such care as an ordinarily prudent person in a like position would use under similar circumstances.

              4.13    Loans to Officers, Directors and
     Employees; Guaranty of Obligations. The Company may lend money to, guaranty any obligation of, or otherwise assist any officer, director, or employee of the corporation or of a subsidiary, whenever, in the judgment of the board of directors, such loan, guaranty, or other assistance may be with or without interest and may be unsecured or secured in such a manner as the board of directors shall approve, including, without limitation, a pledge of shares of stock of the corporation. Nothing in this section shall be deemed to deny, limit, or restrict the powers of guaranty or warranty of any corporation at common law or under any statute. Loans, guaranties, or other types of assistance are subject to section 4.19(.

              4.14    Required Officers.

                      (a)          The corporation shall have
             such officers as the board of directors may appoint from time to time.

                      (b)          A duly appointed officer may
             appoint one or more assistant officers.

                      (c)          The board of directors shall
             delegate to one of the officers responsibility for preparing minutes of the directors' and shareholders' meetings and for authenticating records of the corporation.

                      (d)          The same individual may
             simultaneously hold more than one office in the corporation.

              4.15 Duties of Officers. Each officer has the authority and shall perform the duties set forth in a resolution or resolutions of the board of directors or by direction of any officer authorized by the board of directors to prescribe the duties of other officers.

              4.16    Resignation and Removal of Officers.

                      (a)          An officer may resign at any
             time by delivering notice to the corporation. A resignation is effective when the notice is delivered unless the notice specifies a later effective date. If a resignation is made effective at a later date and the corporation accepts the future effective date, the board of directors may fill the vacancy before the effective date if the board of directors provides that the successor does not take office until the effective date.

                      (b)          The board of directors may
             remove any officer at any time with or without cause. Any assistant officer, if appointed by another officer, may likewise be removed by the board of directors or by the officer which appointed him in accordance with these bylaws.

              4.17    Contract Rights of Officers.  The
     appointment of an officer does not itself create contract rights.

              4.18    General Standards for Directors.

                      (a)          A director shall discharge
             his or her duties as a director, including his or her duties as a member of a committee:

                       (1)         in good faith;

                       (2)         with the care an ordinarily
             prudent person in a like position would exercise under similar circumstances; and

                       (3)         in a manner he or she
             reasonably believes to be in the best interests of the corporation.

                      (b)          In discharging his or her
             duties, a director is entitled to rely on
             information, opinions, reports or statements,
             including financial statements and other financial
             data, if prepared or presented by:

                       (1)         One or more officers or
             employees of the corporation whom the director reasonably believes to be reliable and competent in the matters presented;

                       (2)         Legal counsel, public
             accountants, or other persons as to matters the director reasonably believes are within the persons' professional or expert competence; or

                       (3)         A committee of the board of
             directors of which he or she is not a member if the director reasonably believes the committee merits confidence.

                      (c)          In discharging his or her
             duties, a director may consider such factors as the director deems relevant, including the long-term prospects and interests of the corporation and its shareholders, and the social, economic, legal, or other effects of any action on the employees, suppliers, customers of the corporation or its subsidiaries, the communities and society in which the corporation or its subsidiaries operate, and the economy of the state and the nation.

                      (d)          A director is not acting in
             good faith if he or she has knowledge concerning the matter in question that makes reliance otherwise permitted by subsection 4.18(b) unwarranted.

                      (e)          A director is not liable for
             any action taken as a director, or any failure to take any action, if he or she performed the duties of his or her office in compliance with this section.

              4.19    Director Conflicts of Interest.  No
     contract or other transaction between a corporation and one or more interested directors shall be either void or voidable because of such relationship or interest, because such director or directors are present at the meeting of the board of directors or a committee thereof which authorizes, approves or ratifies such contract or transaction, or because his or their votes are counted for such purpose, if:

                      (a)          The fact of such
             relationship or interest is disclosed or known to the board of directors or committee which authorizes, approves or ratifies the contract or transactions by a vote or consent sufficient for the purpose without counting the votes or consents of such interested directors;

                      (b)          The fact of such
             relationship or interest is disclosed or known to the shareholders entitled to vote and they authorize, approve or ratify such contract or transaction by vote or written consent; or

                      (c)          The contract or transaction
             is fair and reasonable as to the corporation at the time it is authorized by the board, a committee or the shareholders.

              Common or interested directors may be counted in determining the presence of a quorum at the meeting of the board of directors or a committee thereof which authorizes, approves or ratifies such contract or transaction.

              For the purpose of Paragraph 4.19(b)& above, a conflict of interest transaction is authorized, approved or ratified if it receives the vote of a majority of the shares entitled to be counted under this subsection. Shares owned by or voted under the control of a director who has a relationship or interest in the conflict of interest transaction may not be counted in a vote of shareholders to determine whether to authorize, approve or ratify a conflict of interest transaction under paragraph 4.19(b)&. The vote of those shares, however, is counted in determining whether the transaction is approved under other sections of the Act. A majority of the shares, whether or not present, that are entitled to be counted in a vote on the transaction under this subsection constitutes a quorum for the purpose of taking action under this section.

              4.20    Resignation of Directors.

                      (a)          A director may resign at any
             time by delivering written notice to the board of directors or its chairman or to the corporation.

                      (b)          A resignation is effective
             when the notice is delivered unless the notice specifies a later effective date. If a resignation is made effective at a later date, the board of directors may fill the pending vacancy before the effective date if the board of directors provides that the successor does not take office until the effective date.

             5.       Indemnification of Directors, Officers,
     Employees and Agents.

              5.1     Directors, Officers, Employees and Agents.

                      (a)          The corporation shall have
             power to indemnify any person who was or is a party to any proceeding (other than an action by, or in the right of, the corporation), by reason of the fact that he or she is or was a director, officer, employee, or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against liability incurred in connection with such proceeding, including any appeal thereof, if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not apposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any proceeding by judgment, order, settlement, or conviction or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in, or not opposed to, the best interests of the corporation or, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

                      (b)          The corporation shall have
             power to indemnify any person, who was or is a party to any proceeding by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director, officer, employee, or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses and amounts paid in settlement not exceeding, in the judgment of the board of directors, the estimated expense of litigating the proceeding to conclusion, actually and reasonably incurred in connection with the defense or settlement of such proceeding, including any appeal thereof. Such indemnification shall be authorized if such person acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the corporation, except that no indemnification shall be made under this subsection in respect of any claim, issue, or matter as to which such person shall have been adjudged to be liable unless, and only to the extent that, the court in which such proceeding was brought, or any other court of competent jurisdiction, shall determine upon application that, despite the adjudication of liability but in view of all circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

                      (c)          To the extent that a
             director, officer, employee, or agent of the corporation has been successful on the merits or otherwise in defense of any proceeding referred to in subsections 5.1(a), 5.1(b)0 or 5.1(a), 5.1(b)0, or in defense of any claim, issue, or matter therein, he shall be indemnified against expenses actually and reasonably incurred by him in connection therewith.

                      (d)          Any indemnification under
             subsections 5.1(a), 5.1(b)0 or 5.1(a), 5.1(b)0,
             unless pursuant to a determination by a court, shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he or she has met the applicable standard of conduct set forth in subsections 5.1(a), 5.1(b)0 or 5.1(a), 5.1(b)0.
             Such determination shall be made:

                       (1)         By the board of directors by
             a majority vote of a quorum consisting of directors who were not parties to such proceeding;

                       (2)         If such a quorum is not
             obtainable or, even if obtainable, by majority vote of a committee duly designated by the board of directors (in which directors who are parties may participate) consisting solely of two or more directors not at the time parties to the proceeding;

                       (3)         By independent legal counsel:

                                           (A)      Selected by
                      the board of directors prescribed in
                      paragraph 5.1(d)(1)! or the committee
                      prescribed in paragraph 5.1(d)(2)$; or

                                           (B)      If a quorum
                      of the directors cannot be obtained for
                      paragraph 5.1(d)(1)! and the committee
                      cannot be designed under paragraph
                      5.1(d)(2)$, selected by a majority vote
                      of the full board of directors (in which directors who are parties may participate); or

                       (4)         By the shareholders by a
             majority vote of a quorum consisting of
             shareholders who were not parties to such proceeding or, if no such quorum is obtainable, by a majority vote of shareholders who were not parties to such proceeding.

                      (e)          Evaluation of the
             reasonableness of expenses and authorization of indemnification shall be made in the same manner as the determination that indemnification is permissible. However, if the determination of permissibility is made by independent legal counsel, persons specified by paragraph 5.1(d)(3)( shall evaluate the reasonableness of expenses and may authorize indemnification.

                      (f)          Expenses incurred by an
             officer or director in defending a civil or criminal proceeding may be paid by the corporation in advance of the final disposition of such proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if he is ultimately found not to be entitled to indemnification by the corporation pursuant to this section. Expenses incurred by other employees and agents may be paid in advance upon such terms or conditions that the board of directors deems appropriate.

                      (g)          The indemnification and
             advancement of expenses provided pursuant to this section are not exclusive, and the corporation may make any other or further indemnification or advancement of expenses of any of its directors, officers, employees, or agents, under any bylaw, agreement, vote of shareholders or disinterested directors, or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office. However, indemnification or advancement of expenses shall not be made to or on behalf of any director, officer, employee, or agent if a judgment or other final adjudication establishes that his or her actions, or omissions to act, were material to the cause of action so adjudicated and constitute:

                       (1)         A violation of the criminal
             law, unless the director, officer, employee, or agent had reasonable cause to believe his or her conduct was lawful or had no reasonable cause to believe his or her conduct was unlawful;

                       (2)         A transaction from which the
             director, officer, employee, or agent derived an improper personal benefit;

                       (3)         In the case of a director, a
             circumstance under which the liability provisions of Section 607.0834 under the Act are applicable; or

                       (4)         Willful misconduct or a
             conscious disregard for the best interests of the corporation in a proceeding by or in the right of the corporation to procure a judgment in its favor or in a proceeding by or in the right of a shareholder.

                      (h)          Indemnification and
             advancement of expenses as provided in this section shall continue as, unless otherwise provided when authorized or ratified, to a person who has ceased to be a director, officer, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of such a person, unless otherwise provided when authorized or ratified.

                      (i)          Notwithstanding the failure
             of the corporation to provide indemnification, and despite any contrary determination of the board or of the shareholders in the specific case, a director, officer, employee, or agent of the corporation who is or was a party to a proceeding may apply for indemnification or advancement of expenses, or both, to the court conducting the proceeding, to the circuit court, or to another court of competent jurisdiction. On receipt of an application, the court, after giving any notice that it considers necessary, may order indemnification and advancement of expenses, including expenses incurred in seeking court-ordered indemnification or advancement of expenses, if it determines that:

                       (1)         The director, officer,
             employee, or agent if entitled to mandatory indemnification under subsection 5.1(c)", in which case the court shall also order the corporation to pay the director reasonable expenses incurred in obtaining court-ordered indemnification or advancement of expenses;

                       (2)         The director, officer,
             employee or agent is entitled to indemnification or advancement of expenses, or both, by virtue of the exercise by the corporation of its power pursuant to subsection 5.1(g)+; or

                       (3)         The director, officer,
             employee, or agent is fairly and reasonably entitled to indemnification or advancement of expenses, or both, in view of all the relevant circumstances, regardless of whether such person met the standard of conduct set forth in subsection 5.1(a), 5.1(b)0, 5.1(a), 5.1(b)0 or
             5.1(g)+.

                      (j)          For purposes of this
             section, the term "corporation: includes, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger, so that any person who is or was a director, officer, employee, or agent of a constituent corporation, or is or was serving at the request of a constituent corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise, is in the same position under this section with respect to the resulting or surviving corporation as he or she would have with respect to such constituent corporation if its separate existence had continued.

                      (k)          For purposes of this section:

                       (1)         The term "other enterprises"
             includes employee benefits plans;

                       (2)         The term "expenses" includes
             counsel fees, including those for appeal;

                       (3)         The term "liability"
             includes obligations to pay a judgment,
             settlement, penalty, fine (including an excise tax assessed with respect to any employee benefit plan), and expenses actually and reasonably incurred with respect to a proceeding;

                       (4)         The term "proceeding"
             includes any threatened, pending, or completed action, suit or other type of proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal;

                       (5)         The term "agent" includes a
             volunteer;

                       (6)         The term "serving at the
             request of the corporation" includes any service as a director, officer, employee, or agent of the corporation that imposes duties on such persons, including duties relating to an employee benefit plan and its participants or beneficiaries; and

                       (7)         The term "not opposed to the
             best interest of the corporation" describes the actions of a person who acts in good faith and in a manner he or she reasonably believes to be in the best interests of the participants and beneficiaries of an employee benefit plan.

                      (l)          The corporation shall have
             power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee, or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not the corporation would have the power to indemnify him against such liability under the provisions of this section.

             6.       Office and Agent.

              6.1     Registered Office and Registered Agent.

                      (a)          The corporation shall have
             and continuously maintain in the State of Florida:

                       (1)         A registered office which
             may be the same as its place of business;

                       (2)         A registered agent, who, may
             be either:

                                           (A)      An
                      individual who resides in the State of
                      Florida whose business office is
                      identical with such registered office; or

                                           (B)      Another
                      corporation or not-for-profit corporation as defined in Chapter 617 of the Act, authorized to transact business or conduct its affairs in the State of Florida, having a business office identical with the registered office.

              6.2     Change of Registered Office or Registered
     Agent; Resignation of Registered Agent.

                      (a)          The corporation may change
             its registered office or its registered agent upon filing with the Department of State of the State of Florida a statement of change setting forth:

                       (1)         The name of the corporation;

                       (2)         The street address of its
             current registered office;

                       (3)         If the current registered
             office is to be changes, the street address of the new registered office;

                       (4)         The name of its current
             registered agent;

                       (5)         If its current registered
             agent is to be changes, the name of the new registered agent and the new agent's written consent (either on the statement or attached to it) to the appointment;

                       (6)         That the street address of
             its registered office and the street address of the business office of its registered agent, as changed, will be identical;

                       (7)         That such change was
             authorized by resolution duly adopted by its board of directors or by an officer of the corporation so authorized by the board of directors.

             7.       Shares, Options, Dividends and
     Distributions.

              7.1     Authorized Shares.

                      (a)          The articles of
             incorporation prescribe the classes of shares and the number of shares of each class that the corporation is authorized to issue, as well as a distinguishing designation for each class, and prior to the issuance of shares of a class the preferences, limitations, and relative rights of that class must be described in the articles of incorporation.

                      (b)          The articles of
             incorporation must authorize:

                       (1)         One or more classes of
             shares that together have unlimited voting rights, and

                       (2)         One or more classes of
             shares (which may be the same class or classes as those with voting rights) that together are entitled to receive the net assets of the corporation upon dissolution.

                      (c)          The articles of
             incorporation may authorize one or more classes of shares that have special, conditional, or limited voting rights, or no rights, or no right to vote, except to the extent prohibited by the Act;

                       (1)         Are redeemable or
             convertible as specified in the articles of incorporation;

                       (2)         Entitle the holders to
             distributions calculated in any manner, including dividends that may be cumulative, non-cumulative, or partially cumulative;

                       (3)         Have preference over any
             class of shares with respect to distributions, including dividends and distributions upon the dissolution of the corporation.

                      (d)          Shares which are entitled to
             preference in the distribution of dividends or assets shall not be designated as common shares. Shares which are not entitled to preference in the distribution of dividends or assets shall be common shares and shall not be designated as preferred shares.

              7.2     Terms of Class or Series Determined by
     Board of Directors.

                      (a)          If the articles of
             incorporation so provide, the board of directors may determine, in whole or in part, the preferences, limitations, and relative rights
             (within the limits set forth in Section 7.1 of:

                       (1)         Any class of shares before
             the issuance of any shares of that class, or

                       (2)         One or more series within a
             class before the issuance of any shares of that series.

                      (b)          Each series of a class must
             be given a distinguishing designation.

                      (c)          All shares of a series must
             have preferences, limitations, and relative rights identical with those of other shares of the same series and, except to the extent otherwise provided in the description of the series, of those of other series of the same class.

                      (d)          Before issuing any shares of
             a class or series created under this section, the corporation must deliver to the Department of State of the State of Florida for filing articles of amendment, which are effective without shareholder action, in accordance with Section
             607.0602 of the Act.

              7.3     Issued and Outstanding Shares.

                      (a)          A corporation may issue the
             number of shares of each class or series authorized by the articles of incorporation. Shares that are issued are outstanding shares until they are reacquired, redeemed, converted, or cancelled.

                      (b)          The reacquisition,
             redemption, or conversion of outstanding shares is subject to the limitations of subsection 7.3(c) and to Section 607.06401 of the act.

                      (c)          At all times that shares of
             the corporation are outstanding, one or more shares that together have unlimited voting rights and one or more shares that together are entitled to receive the net assets of the corporation upon dissolution must be outstanding.

              7.4     Issuance of Shares.

                      (a)          The board of directors may
             authorize shares to be issued for consideration consisting of any tangible property or benefit to the corporation, including cash, promissory notes, services performed, promises to perform services evidenced by a written contract, or other securities of the corporation.

                      (b)          Before the corporation
             issues shares, the board of directors must determine that the consideration received or to be received for shares to be issued is adequate.
             That determination by the board of directors is conclusive insofar as the adequacy of consideration for the issuance of shares relates to whether the shares are validly issued, fully paid, and non-assessable. When it cannot be determined that outstanding shares are fully paid and non-assessable, there shall be a conclusive presumption that such shares are fully paid and non-assessable if the board of directors makes a good faith determination that there is no substantial evidence that the full consideration for such shares has not been paid.

                      (c)          When the corporation
             receives the consideration for which the board of directors authorized the issuance of shares, the shares issued therefor are fully paid and non-assessable. Consideration in the form of a promise to pay money or a promise to perform services is received by the corporation at the time of the making of the promise, unless the agreement specifically provides otherwise.

                      (d)          The corporation may place in
             escrow shares issued for a contract for future services or benefits or a promissory note, or make other arrangements to restrict the transfer of the shares, and may credit distributions in respect of the shares against their purchase price, until the services are performed, the note is paid, or the benefits received. If the services are not performed, the shares escrowed or restricted and the distributions credited may be cancelled in whole or in part.

              7.5     Form and Content of Certificates.

                      (a)          Shares may but need not be
             represented by certificates. Unless the Act or another statute expressly provides otherwise, the rights and obligations of shareholders are identical whether or not their shares are represented by certificates.

                      (b)          At a minimum, each share
             certificate must state on its face:

                       (1)         The name of the issuing
             corporation and that the corporation is organized under the laws of the State of Florida;

                       (2)         The name of the person to
             whom issued; and

                       (3)         The number and class of
             shares and the designation of the series, if any, the certificate represents.

                      (c)          If the shares being issued
             are of different classes of shares or different series within a class, the designations, relative rights, preferences, and limitations applicable to each class and the variations in rights, preferences, and limitations determined for each series (and the authority of the board of directors to determine variations for future series) must be summarized on the front or back of each certificate. Alternatively, each certificate may state conspicuously on its front or back that the corporation will furnish the shareholder a full statement of this information on request and without charge.

                      (d)          Each share certificate:

                       (1)         Must be signed (either
             manually or in facsimile) by an officer or officers designated by the board of directors, and

                       (2)         May bear the corporate seal
             or its facsimile.

                      (e)          If the person who signed
             (either manually or in facsimile) a share certificate no longer holds office when the certificate is issued, the certificate is nevertheless valid.

                      (f)          Nothing in this section may
             be construed to invalidate any share certificate validly issued and outstanding under the Act on July 1, 1990.

              7.6     Shares Without Certificates.

                      (a)          The board of directors of
             the corporation may authorize the issue of some or all of the shares of any or all of its classes or series without certificates. The authorization does not affect shares already represented by certificates until they are surrendered to the corporation.

                      (b)          Within a reasonable time
             after the issue or transfer of shares without certificates, the corporation shall send the shareholder a written statement of the information required on certificates by the Act.

              7.7     Restriction on Transfer of Shares and
     Other Securities.

                      (a)          The articles of
             incorporation, these bylaws, an agreement among shareholders, or an agreement between shareholders and the corporation may impose restrictions on the transfer or registration of transfer of shares of the corporation. A restriction does not affect shares issued before the restriction was adopted unless the holders of such shares are parties to the restriction agreement or voted in favor of the restriction.

                      (b)          A restriction on the
             transfer or registration of transfer is valid and enforceable against the holder or a transferee of the holder if the restriction is authorized by this section, and effected in compliance with the provisions of the Act, including having a proper purpose as referred to in the Act.

              7.8     Shareholder's Pre-emptive Rights.  The
     shareholders of the corporation do not have a pre-emptive right to acquire the corporation's unissued shares.

              7.9     Corporation's Acquisition of its Own
     Shares.

                      (a)          The corporation may acquire
             its own shares, and, unless otherwise provided in the articles of incorporation or except as provided in subsection 7.9(d)%, shares so acquired constitute authorized but unissued shares of the same class but undesignated as to series.

                      (b)          If the articles of
             incorporation prohibit the reissue of acquired shares, the number of authorized shares is reduced by the number of shares acquired, effective upon amendment of the articles of incorporation.

                      (c)          Articles of amendment may be
             adopted by the board of directors without shareholder action, shall be delivered to the Department of State of the State of Florida for filing, and shall set forth the information required by Section 607.0631 of the Act.

                      (d)          Shares of the corporation in
             existence on June 30, 1990, which are treasury shares under Section 607.004(18), Florida Statutes
             (1987), shall be issued, but not outstanding, until cancelled or disposed of by the corporation.

              7.10    Share Options.

                      (a)          Unless the articles of
             incorporation provide otherwise, the corporation may issue rights, options, or warrants for the purchase of shares of the corporation. The board of directors shall determine the terms upon which the rights, options, or warrants are issued, their form and content, and the consideration for which the shares are to be issued.

                      (b)          The terms and conditions of
             stock rights and options which are created and issued by the corporation, or its successor, and which entitle the holders thereof to purchase from the corporation shares of any class of classes, whether authorized by unissued shares, treasury shares, or shares to be purchased or acquired by the corporation, may include, without limitation, restrictions, or conditions that preclude or limit the exercise, transfer, receipt, or holding of such rights or options by any person or persons, including any person or persons owning or offering to acquire a specified number or percentage of the outstanding common shares or other securities of the corporation, or any transferee or transferees of any such person or persons, or that invalidate or void such rights or options held by any such person or persons or any such transferee or transferees.

              7.11 Terms and Conditions of Stock Rights and Options. The terms and conditions of the stock rights and options which are created and issued by the corporation [or its successors], and which entitle the holders thereof to purchase from the corporation shares of any class or classes, whether authorized but unissued shares, treasury shares, or shares to be purchased or acquired by the corporation, may include, without limitation, restrictions or conditions that preclude or limit the exercise, transfer, receipt or holding of such rights or options by any person or persons, including any person or persons owning or offering to acquire a specified number or percentage of the outstanding common shares or other securities of the corporation, or any transferee or transferees of any such person or persons, or that invalidate or void such rights or options held by any such person or persons or any such transferee or transferees.

              7.12    Share Dividends.

                      (a)          Shares may be issued pro
             rata and without consideration to the
             corporation's shareholders or to the shareholders of one or more or series. An issuance of shares under this subsection is a share dividend.

                      (b)          Shares of one class or
             series may not be issued as a share dividend in respect of shares of another class or series unless:

                       (1)         The articles of
             incorporation so authorize;

                       (2)         A majority of the votes
             entitled to be case by the class or series to be issued approves the issue; or

                       (3)         There are no outstanding
             shares of the class or series to be issued.

                      (c)          If the board of directors
             does not fix the record date for determining shareholders entitled to a share dividend, it is the date the board of directors authorizes the share dividend.

              7.13    Distributions to Shareholders.

                      (a)          The board of directors may
             authorize and the corporation may make
             distributions to its shareholders subject to restriction by the articles of incorporation and the limitations in subsection 7.13(c).

                      (b)          If the board of directors
             does not fix the record date for determining shareholders entitled to a distribution (other than one involving a purchase, redemption, or other acquisition of the corporation's shares), it is the date the board of directors authorizes the distribution.

                      (c)          No distribution may be made
             if, after giving it effect:
                       (1)         The corporation would not be
             able to pay its debts as they become due in the usual course of business; or

                       (2)         The corporation's total
             assets would be less than the sum of its total liabilities plus (unless the articles of incorporation permit otherwise) the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

                      (d)          The board of directors may
             base a determination that a distribution is not prohibited under subsection 7.13(c) either on financial statements prepared on the basis of accounting practices and principles that are reasonable in the circumstances or on a fair valuation or other method that is reasonable in the circumstances. In the case of any distribution based upon such a valuation, each such distribution shall be identified as a distribution based upon a current valuation of assets, and the amount per share paid on the basis of such valuation shall be disclosed to the shareholders concurrent with their receipt of the distribution.

                      (e)          Except as provided in
             subsection 7.13(g),, the effect of a distribution under subsection 7.13(c) is measured:

                       (1)         In the case of distribution
             by purchase, redemption, or other acquisition of the corporation's shares, as of the earlier of:

                                           (A)      The date
                      money or other property is transferred or debt incurred by the corporation; or

                                           (B)      The date
                      the shareholder ceases to be a
                      shareholder with respect to the acquired shares;

                       (2)         In the case of any other
             distribution of indebtedness, as of the date the indebtedness is distributed;

                       (3)         In all other cases, as of:

                                           (A)      The date
                      the distribution is authorized if the
                      payment occurs within one hundred twenty
                      (120) days after the date of
                      authorization; or

                                           (B)      The date
                      the payment is made if it occurs more
                      than one hundred twenty (120) days after the date of authorization.

                      (f)          A corporation's indebtedness
             to a shareholder incurred by reason of a distribution made in accordance with this section is at parity with the corporation's indebtedness to its general, unsecured creditors except to the extent subordinated by agreement.

                      (g)          Indebtedness of the
             corporation, including indebtedness issued as a distribution, is not considered a liability for purposes of determinations under subsection 7.13(c) if its terms provide that payment of principal and interest are made only if and to the extent that payment of a distribution to shareholders could then be made under this section. If the indebtedness is issued as a distribution, each payment of principal or interest is treated as a distribution, the effect of which is measured on the date the payment is actually made.

             8.       Amendment of Articles and Bylaws.

              8.1     Authority to Amend the Articles of
     Incorporation.

                      (a)          The corporation may amend
             its articles of incorporation at any time to add or change a provision that is required or permitted in the articles of incorporation or to delete a provision not required in the articles of incorporation. Whether a provision is required or permitted in the articles of incorporation is determined as of the effective date of the amendment.

                      (b)          A shareholder of the
             corporation does not have a vested property right resulting from any provision in the articles of incorporation, including provisions relating to management, control, capital structure, dividend entitlement, or purpose or duration of the corporation.

              8.2     Amendment by Board of Directors.  The
     corporation's board of directors may adopt one or more amendments to the corporation's articles of incorporation without shareholder action:

                      (a)          To extend the duration of
             the corporation if it was incorporated at a time when limited duration was required by law;

                      (b)          To delete names and
             addresses of initial directors;

                      (c)          To delete the name and
             address of the initial registered agent or registered office, if a statement of change is on file with the Department of State of the State of Florida;

                      (d)          To delete any other
             information contained in the articles of incorporation that is solely of historical interest;

                      (e)          To change each issued and
             unissued authorized share of an outstanding class into a greater number of whole shares if the corporation has only shares of that class outstanding;

                      (f)          To delete the authorization
             for a class or series of shares authorized pursuant to Section 607.0602 of the Act, if no shares of such class or series have been issued;

                      (g)          To change the corporate name
             by substituting the word "corporation,"
             "incorporated," or "company," or the abbreviation "corp.," "Inc.," or "Co.," for a similar word or abbreviation in the name, or by adding, deleting, or changing a geographical attribution for the name; or

                      (h)          To make any other change
             expressly permitted by the Act to be made without shareholder action.

              8.3     Amendment of Bylaws by Board of
     Directors. The corporation's board of directors may amend or repeal the corporation's bylaws unless the Act reserves the power to amend a particular bylaw provision exclusively to the shareholders.

              8.4     Bylaw Increasing Quorum or Voting
     Requirements for Directors.

                      (a)          A bylaw that fixes a greater
             quorum or voting requirement for the board of directors may be amended or repealed:

                       (1)         If originally adopted by the
             shareholders, only by the shareholders;

                       (2)         If originally adopted by the
             board of directors, either by the shareholders or by the board of directors.

                      (b)          A bylaw adopted or amended
             by the shareholders that fixes a greater quorum or voting requirement for the board of directors may provide that it may be amended or repealed only by a specific vote of either the shareholders or the board of directors.

                      (c)          Action by the board of
             directors under paragraph 8.4(a)(2)! to adopt or amend a bylaw that changes the quorum or voting requirement for the board of directors must meet the same quorum requirement and be adopted by the same vote required to take action under the quorum and voting requirement then in effect or proposed to be adopted, whichever is greater.

             9.       Records and Reports.

              9.1     Corporate Records.

                      (a)          The corporation shall keep
             as permanent records minutes of all meetings of its shareholders and board of directors, a record of all actions taken by the shareholders or board of directors without a meeting, and a record of all actions taken by a committee of the board of directors in place of the board of directors on behalf of the corporation.

                      (b)          The corporation shall
             maintain accurate accounting records.

                      (c)          The corporation or its agent
             shall maintain a record of its shareholders in a form that permits preparation of a list of the names and addresses of all shareholders in alphabetical order by class of shares showing the number and series of shares held by each.

                      (d)          The corporation shall
             maintain its records in written form or in another form capable of conversion into written form within a reasonable time.

                      (e)          The corporation shall keep a
             copy of the following records:

                       (1)         Its articles or restated
             articles of incorporation and all amendments to them currently in effect;

                       (2)         Its bylaws or restated
             bylaws and all amendments to them currently in effect;

                       (3)         Resolutions adopted by the
             board of directors creating one or more classes or series of shares and finding their relative rights, preferences, and limitations, if shares issued pursuant to those resolutions are outstanding;

                       (4)         The minutes of all
             shareholders' meetings and records of all action taken by shareholders without a meeting for the past three (3) years;

                       (5)         Written communications to
             all shareholders generally or all shareholders of a class or series within the past three (3) years, including the financial statements furnished for the past three (3) years;

                       (6)         A list of the names and
             business street addresses of its current directors and officers; and

                       (7)         Its most recent annual
             report delivered to the Department of State of the State of Florida.

              9.2     Financial Statements for Shareholders

                      (a)          Unless modified by
             resolution of the shareholders within one hundred twenty (120) days of the close of each fiscal year, the corporation shall furnish its shareholders annual financial statements which may be consolidated or combined statements of the corporation and one or more of its subsidiaries, as appropriate, that include a balance sheet as of the end of the fiscal year, an income statement for that year, and a statement of cash flows for that year. If financial statements are prepared for the corporation on the basis of generally-accepted accounting principles, the annual financial statements must also be prepared on that basis.

                      (b)          If the annual financial
             statements are reported upon by a public accountant, his report must accompany them. If not, the statements must be accompanied by a statement of the president or the person responsible for the corporation's accounting records:

                       (1)         Stating his reasonable
             belief whether the statements were prepared on the basis of generally-accepted accounting principles and, if not, describing the basis of preparation; and

                       (2)         Describing any respects in
             which the statements were not prepared on a basis of accounting consistent with the statements prepared for the preceding year.

                      (c)          The corporation shall mail
             the annual financial statements to each
             shareholder within one hundred twenty (120) days after the close of each fiscal year or within such additional time thereafter as is reasonably necessary to enable the corporation to prepare its financial statements, if for reasons beyond the corporation's control, it is unable to prepare its financial statements within the prescribed period.
              Thereafter, on written request from a shareholder
             who was not mailed the statements, the corporation
             shall mail him the latest annual financial statements.

              9.3     Other Reports to Shareholders.

                      (a)          If the corporation
             indemnifies or advances expenses to any director, officer, employee or agent otherwise than by court order or action by the shareholders or by an insurance carrier pursuant to insurance maintained by the corporation, the corporation shall report the indemnification or advance in writing to the shareholders with or before the notice of the next shareholders' meeting, or prior to such meeting if the indemnification or advance occurs after the giving of such notice but prior to the time such meeting is held, which report shall include a statement specifying the persons paid, the amounts paid, and the nature and status at the time of such payment of the litigation or threatened litigation.

                      (b)          If the corporation issues or
             authorizes the issuance of shares for promises to render services in the future, the corporation shall report in writing to the shareholders the number of shares authorized or issued, and the consideration received by the corporation, with or before the notice of the next shareholders' meeting.

              9.4     Annual Report for Department of State.

                      (a)          The corporation shall
             deliver to the Department of State of the State of Florida for filing a sworn annual report on such forms as the Department of State of the State of Florida prescribes that sets forth the information prescribed by Section 607.1622 of the Act.

                      (b)          Proof to the satisfaction of
             the Department of Sate of the State of Florida on or before July 1 of each calendar year that such report was deposited in the United States mail in a sealed envelope, properly addressed with postage prepaid, shall be deemed in compliance with this requirement.

                      (c)          Each report shall be
             executed by the corporation by an officer or director of, if the corporation is in the hands of a receiver or trustee, shall be executed on behalf of the corporation by such receiver or trustee, and the signing thereof shall have the same legal effect as if made under oath, without the necessity of appending such oath thereto.

                      (d)          Information in the annual
             report must be current as of the date the annual report is executed on behalf of the corporation.

                      (e)          Any corporation failing to
             file an annual report which complies with the requirements of this section shall not be permitted to maintain or defend any action in any court of this state until such report is filed and all fees and taxes due under the Act are paid and shall be subject to dissolution or cancellation of its certificate of authority to do business as provided in the Act.

             10.      Miscellaneous.

              10.1 Application of Florida Law. Whenever any provision of these bylaws is inconsistent with any provision of the Florida Business Corporation Act,
     Statutes 607, as they may be amended from time to time, then in such instance Florida law shall prevail.

              10.2 Conflicts with Articles of Incorporation. In the event that any provision contained in these bylaws conflicts with any provision of the corporation's articles of incorporation, as amended from time to time, the provisions of the articles of incorporation shall prevail and be given full force and effect, to the full extent permissible under the Act.

              10.3 Definition of the "Act". All references contained herein to the "Act" or to sections of the "Act" shall be deemed to be in reference to the Florida Business
     Corporation Act.

              10.4    Fiscal Year.  The fiscal year of the
     corporation shall be determined by resolution of the board of directors.