Form 10QSB
period 2000-09-30
COMSTOCK INDUSTRIES INC
filed 2001-01-12
CIK 717410

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended October 31, 2000

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

                           YES [X] NO [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2000, there were 8,185,885 shares of the Registrant's
$.0001 par value common stock outstanding.

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
                            Balance Sheet

ASSETS

                                  October         October
                                  31,             31,
                                  2000            1999
                                  ----            ---
                                  -------------   --------------


CURRENT ASSETS

  Cash                                         $ 0            $ 0
                                              ----           ----

    Total Current Assets                         0              0
                                              ----           ----

    TOTAL ASSETS                               $ 0            $ 0
                                               ===            ===



LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES

  Accounts Payable                             $ 0            $ 0

  Loans to Shareholders                      7,600              0
                                              ----           ----

    Total Current Liabilities                7,600              0
                                              ----           ----

    Total Liabilities                       $7,600             $0
                                              ----           ----

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 15,000,000                 818,589        818,589
shares authorized
    of $0.10 par value,
8,185,885 shares issued
    and outstanding

  Additional paid-in capital             (698,879)      (698,879)


  Deficit accumulated during the         (127,310)      (119,710)
development                            -----------    -----------
  stage

    Total Stockholders' Equity                   0              0
(Deficit)                                     ----           ----

    TOTAL LIABILITIES AND                      $ 0            $ 0
STOCKHOLDERS'                                  ===            ===
    EQUITY

The accompanying notes are an integral part of these financial statements

                      COMSTOCK INDUSTRIES, INC.
                    (A Development Stage Company)
                       Statements of Operations


                                                      For the 6-month Period
                                                              Ended

                                                       October 31, 2000       October 31, 1999
                                                      -----------------      -----------------

REVENUES                                                        $ 0                   $ 0
                                                               ----                  ----

EXPENSES

 General and administrative expenses                       7,600.00                     0
                                                               ----                  ----

TOTAL OPERATING EXPENSES                                   7,600.00                     0
                                                               ----                  ----

LOSS FROM DISCONTINUED OPERATIONS (Note 3)                 7,600.00                     0
                                                               ----                  ----

NET LOSS                                                 $ 7,600.00                   $ 0
                                                                ===                   ===

BASIC NET LOSS PER SHARE                                        $ 0                   $ 0
  OF COMMON STOCK                                               ===                   ===

BASIC WEIGHTED AVERAGE
  NUMBER OF SHARES                                        8,185,885             8,815,885
  OUTSTANDING                                              ========              ========


The accompanying notes are an integral part of these financial statements

                          COMSTOCK INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows


                                                        For the 6-month Period
                                                        Ended

                                                        October 31, 2000       October 31, 1999
                                                       -----------------      -----------------

     CASH FLOWS FROM OPERATING ACTIVITIES

       Net Loss                                               $ 7,600.00                   $ 0
                                                                    ----                  ----

       Adjustments to reconcile net loss to net cash                   0                     0
        used by operating activities                                ----                  ----

         Increase in accounts payable                           7,600.00                     0
                                                                    ----                  ----

           Net Cash Used by Operating Activities                       0                     0
                                                                    ----                  ----

     CASH FLOWS FROM INVESTING ACTIVITIES

     CASH FLOWS FROM FINANCING ACTIVITIES

       Issuance of common stock for cash                               0                     0
                                                                    ----                  ----

       Contributed capital                                             0                     0
                                                                    ----                  ----

         Net Cash Provided by Financing Activities                     0                     0
                                                                    ----                  ----

     NET INCREASE (DECREASE) IN CASH                                   0                     0
                                                                    ----                  ----

     CASH AT BEGINNING OF PERIOD                                       0                     0
                                                                    ----                  ----

     CASH AT END OF PERIOD                                           $ 0                   $ 0
                                                                     ===                   ===

     CASH PAID FOR:

      Interest                                                       $ 0                   $ 0
                                                                    ----                  ----

      Income Taxes                                                   $ 0                   $ 0
                                                                    ----                  ----


     The accompanying notes are an integral part of these financial statements

                    COMSTOCK INDUSTRIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements


     NOTE 1 -       ORGANIZATION AND HISTORY

            Comstock Industries, Inc. was organized under the laws of the State of Nevada on April 3, 1928 as Canadian Metals Syndicate, Inc. The name of the Company was changed on August 17, 1983 to Comstock Industries, Inc. On July 21, 2000, Comstock Industries merged with and into Comstock Industries Florida, Inc. for the purpose of changing its jurisdiction from Nevada to Florida. Comstock Industries, Inc. is considered a development stage company as defined in SFAS No. 7.

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

     Plan of Operation

            The Company has not had any revenues from operations during the 3-month period ended October 31, 2000. All of our activities during the 3-month period ended October 31, 2000 were devoted to establishing a business plan and conducting limited financing activities to obtain working capital.

            During the 3-month period ended October 31, 2000, we generated no revenue and incurred no expenses. The general and administrative expenses incurred by us for the period ended July 21, 2000 were billed to us, and we borrowed the funds necessary to pay such expenses from certain of our shareholders (the "Lender"). We have executed a demand note bearing interest at a rate of 8% in favor of the Lender.

            We will be required to raise additional funds during the next 12 months to meet our cash requirements.

            We have not undertaken any product research and development during the 3-month period ended October 31, 2000.

            We do not expect to purchase or sell any plant or significant equipment.

            We do not expect any significant changes in our number of employees.

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

     ITEM 6. EXHIBITS, LISTS AND REPORTS ON FORM 8-K:

     (a)    Exhibits.

                  Description                 Location
     Exhibit
     Number

     27           Financial Data Schedule     Filed Electronically Herewith


     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended October 31, 2000.



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

     January 11, 2001