Form 10QSB
period 2001-01-31
COMSTOCK INDUSTRIES INC
filed 2001-03-14
CIK 717410

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended January 31, 2001

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

                           YES [X] NO [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2001, there were 8,185,885 shares of the Registrant's
$.0001 par value common stock outstanding.

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
                            Balance Sheet

ASSETS

                                  January         January
                                  31,             31,
                                  2001            2000
                                  ----            ---
                                  -------------   --------------


CURRENT ASSETS

  Cash                                         $ 0            $ 0
                                              ----           ----

    Total Current Assets                         0              0
                                              ----           ----

    TOTAL ASSETS                               $ 0            $ 0
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
STOCKHOLDERS'                                  ===            ===
    EQUITY

The accompanying notes are an integral part of these financial statements

                      COMSTOCK INDUSTRIES, INC.
                    (A Development Stage Company)
                       Statements of Operations


                                        For the 9-month Period
                                        Ended

                                        January 31,            January 31,
                                        2001                   2000
                                        ------------            ----------

REVENUES                                         $ 0                   $ 0
                                                ----                  ----

EXPENSES

 General and administrative expenses        7,600.00                     0
                                                ----                  ----

TOTAL OPERATING EXPENSES                    7,600.00                     0
                                                ----                  ----

LOSS FROM DISCONTINUED OPERATIONS (Note 3)  7,600.00                     0
                                                ----                  ----

NET LOSS                                  $ 7,600.00                   $ 0
                                                 ===                   ===

BASIC NET LOSS PER SHARE                         $ 0                   $ 0
  OF COMMON STOCK                                ===                   ===

BASIC WEIGHTED AVERAGE
  NUMBER OF SHARES                         8,185,885             8,815,885
  OUTSTANDING                               ========              ========


The accompanying notes are an integral part of these financial statements

                          COMSTOCK INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows


  S>
                                          For the 9-month Period
                                          Ended

                                          January 31,            January 31,
                                          2001                   2000
                                          --------------         -------------

 CASH FLOWS FROM OPERATING ACTIVITIES

   Net Loss                               $ 7,600.00                   $ 0
                                                ----                  ----

   Adjustments to reconcile net loss
    to net cash used by operating
    activities                                     0                     0
                                                ----                  ----

     Increase in accounts payable           7,600.00                     0
                                                ----                  ----

       Net Cash Used by Operating Activities       0                     0
                                                ----                  ----

 CASH FLOWS FROM INVESTING ACTIVITIES

 CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock for cash               0                     0
                                                ----                  ----

   Contributed capital                             0                     0
                                                ----                  ----

     Net Cash Provided by Financing Activities     0                     0
                                                ----                  ----

 NET INCREASE (DECREASE) IN CASH                   0                     0
                                                ----                  ----

 CASH AT BEGINNING OF PERIOD                       0                     0
                                                ----                  ----

 CASH AT END OF PERIOD                           $ 0                   $ 0
                                                 ===                   ===

 CASH PAID FOR:

  Interest                                       $ 0                   $ 0
                                                ----                  ----

  Income Taxes                                   $ 0                   $ 0
                                                ----                  ----


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

     Plan of Operation

            The Company has not had any revenues from operations during the 3-month period ended January 31, 2001. All of our activities during the 3-month period ended January 31, 2001 were devoted to restructuring our business plan and exploring financing alternatives to obtain working capital.

            We will be required to raise additional funds during the next 12 months to meet our cash requirements.

            We have not undertaken any product research and development during the 3-month period ended January 31, 2001.

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

     ITEM 6. EXHIBITS, LISTS AND REPORTS ON FORM 8-K:

     (a)    Exhibits.

                  Description                 Location
     Exhibit
     Number

     27           Financial Data Schedule     Filed Electronically Herewith


     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended January 31, 2001.



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

     March 14, 2001