Form 10KSB
period 2001-04-30
COMSTOCK INDUSTRIES INC
filed 2002-01-18
CIK 717410

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 30, 2001

                                  OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                   Commission file number 0-011013

                      COMSTOCK INDUSTRIES, INC..
                   --------------------------------
        (Exact name of registrant as specified in its charter)


            Florida                          65-1030375

       (State or Other                     (IRS Employer
Jurisdiction of Incorporation)         Identification Number)


                  5100 Town Center Circle, Suite 430
                      Boca Raton, Florida 33486
               ----------------------------------------
     (Address of Principal Executive Offices, Including Zip Code)

                            (561) 697-0471
                        ---------------------
           (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act: None


Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $.0001 par value

                           (Title of Class)

     Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days:

                          YES [X]   NO [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year was $0.00

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a January 11, 2002 was $0.00.

     At January 11, 2002 there were 8,185,885 shares of the Registrant's Common Stock outstanding.



                          TABLE OF CONTENTS


                               PART I.

Item 1.   Description of Business.

Item 2.   Description of Property.

Item 3.   Legal Proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

                               PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

Item 7.   Financial Statements.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

                               PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

Item 12.  Certain Relationships and Related Transactions.

Item 13.  Exhibits, List and Reports on Form 8-K.


Signatures




PART I.

Item 1.   Description of Business.

Background

     We are the successor by merger (the "Merger") to Comstock Industries, Inc., a Nevada corporation ("Comstock Nevada").
Comstock Nevada was originally incorporated on April 3, 1928 as Canadian Metals Syndicate, Inc., and on March 28, 1983 Comstock Nevada changed its name to Comstock Industries, Inc. On July 10, 2000, Comstock Nevada changed its state of incorporation from Nevada to Florida by means of a merger into a wholly-owned Florida subsidiary, Comstock Industries Florida, Inc., which as a part of the Merger changed its name to Comstock Industries, Inc. As a result of the Merger and pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 (the "Exchange Act"), we are deemed as a successor issuer and we continue to file reports (collectively, the "Reports") under the Exchange Act.

     Prior to the Merger, we were a development stage company seeking to engage in the mining business. Our efforts to engage in the mining business proved unsuccessful and over at least the last two years we have not engaged in any meaningful business operations.
 We continue to be considered as a development stage company, and during the prior year we have focused our business activities on seeking suitable merger or acquisition candidates within the computer software, telecommunications and medical services industries. During the prior year we negotiated acquisition transactions with two different United Kingdom based entities. However, in each such instance we were unsuccessful in finalizing a viable transaction. We are currently engaged in preliminary negotiations with an identified target company (the "Target"), and we are hopeful that such negotiations may conclude favorably within the next sixty days. Since such negotiations are preliminary, we are unable to predict any of the terms and conditions that may ultimately form a part of any agreement that we may reach with the Target. Accordingly, we are uncertain that the negotiations will result in an agreement between us and the Target or that if such an agreement is so reached that the terms and conditions thereof will be favorable to us.

     We have no employees other than Mr. Stephen Whatmore, who serves in the capacity as our President, Chief Executive Officer, Secretary and Principal Financial Officer. Mr. Whatmore also serves as our sole director.

Item 2.   Description of Property.

     Our registered corporate office is located at 5100 Town Center Circle, Suite 330, Boca Raton, Florida 33486 and our telephone number at that office is (561) 697-0471. We do not pay rent for the use of the facilities in Florida. Our activities in the United Kingdom are undertaken from offices located at 5 Heath Road, Waybridge, Surrey, United Kingdom KT13 8SX and our telephone number at that office is 44 1932 844442. We do not pay rent for the use of the facilities in the United Kingdom.

Item 3.   Legal Proceedings.

     Legal proceedings were filed in the Circuit Court of the fifteenth judicial circuit in and for Palm Beach County, Florida by Heartland Business Credit Corporation ("Heartland") against us and several other parties. Such legal proceeding sought damages in excess of $115,000.00 in connection with the failure of a third party to lease payments due to Heartland. We did not believe that we had any liability whatsoever in connection with such legal proceedings in that the matters alleged as part of the legal proceedings involved Mr. Anthony Martinez, our then sole officer and director, in connection with matters alleged to undertaken by Mr. Martinez but which did not involve us, however, in order to avoid the cost of litigation, we paid Heartland $3,000.00 in exchange for a full and complete release of liability and a dismissal with prejudice of those legal proceedings. Shortly after conclusion of the settlement with Heartland, Mr. Martinez resigned as our sole officer and director and was replaced by Mr. Whatmore.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

                               PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     Our common stock is not currently traded or quoted, and no trading of our common stock has occurred over the past several years.

     As of January 11, 2002, there is no price quotation available for our common stock. As of January 11, 2002, we had 303 shareholders of record.

     We have never paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate declaring any cash dividends in the foreseeable future.


Item 6.   Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

     The information provided in this report may contain "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements. Any potential investor reviewing this report is advised to review the "Additional Cautionary Statements" section below for more information about risks that could affect our financial results.

Management's Discussion and Analysis

     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to the statement included elsewhere in this report.

Overview

     We are the successor by the Merger to Comstock Nevada. On July 10, 2000, Comstock Nevada changed its state of incorporation from Nevada to Florida by means of a merger into a wholly-owned Florida subsidiary, Comstock Industries Florida, Inc., which as a part of the Merger changed its name to Comstock Industries, Inc. As a result of the Merger and pursuant to Rule 12g-3 under the Exchange Act, we are deemed as a successor issuer and we continue to file Reports under the Exchange Act.

Results of Operations

     Prior to the Merger, we were a development stage company seeking to engage in the mining business. Our efforts to engage in the mining business proved unsuccessful and over at least the last two years we have not engaged in any meaningful business operations.
 We continue to be considered as a development stage company, and during the prior year we have focused our business activities on seeking suitable merger or acquisition candidates within the computer software, telecommunications and medical services industries. Accordingly, during the prior three fiscal years we have had no meaningful operations. During the prior year we negotiated acquisition transactions with two different United Kingdom based entities. However, in each such instance we were unsuccessful in finalizing a viable transaction. We are currently engaged in preliminary negotiations with the Target, and we are hopeful that such negotiations may conclude favorably within the next sixty days. Since such negotiations are preliminary, we are unable to predict any of the terms and conditions that may ultimately form a part of any agreement that we may reach with the Target. We are uncertain that the negotiations will result in an agreement between us and the Target or that if such an agreement is so reached that the terms and conditions thereof will be favorable to us.

Liquidity and Capital Resources

     We have no capital resources, and we have no known material commitments for capital expenditures and no additional plans, agreements or commitments concerning any transaction that would require us to use a significant amount of capital. We believe that before we will be able to commence any business operations or acquire the Target, we may have to raise capital to fund such operations or acquisition. The capital requirements might be substantial, but we are unable to estimate any such capital requirements at this time. We are uncertain that we will be able to raise any capital in the future or if such capital is raised that it will be on terms favorable to us.

     At April 30, 2001 we had no working capital. To the extent that we have current working capital requirements, we believe that we may be able to obtain very limited amounts of capital from our existing stockholders in the form of loans or capital contributions.

Additional Cautionary Statements

Limited Operating History

     We had not commenced any meaningful business operations, and even if we are successful in acquiring the Target we will still be in the development stage and we will require substantial additional capital to continue and expand our operations. We do not expect to receive enough operating revenues from any operations that we are able to commence to sustain our continued development unless, and we expect to require substantial additional financing. We are unable to estimate our requirements for capital, personnel and facilities that may be required over the next twelve months in the event that we are able to commence operations. In formulating our business plan, we have relied upon the judgment of our prior officers and directors, who have recently been replaced by new management. Because we have not yet initiated operations and changed our management, we have no basis, other than the opinion of current management, on which to estimate the amount of revenues that any of our operations may generate or our operating or other expenses. We cannot assure you that our business strategy will be successful or that we will successfully address these risks or difficulties. If we fail to address adequately any of these risks or difficulties any business in which we were engaged would likely suffer.

Risks of a Development Stage Company

     Our prospects must be considered in light of the extraordinary risks, unforeseen costs and expenses, problems and difficulties which development stage companies normally encounter. As a development stage company we have not achieved profitability and expect to continue to incur significant operating and capital expenditures in the event that we are able to commence operations. We cannot assure you that our business strategy will be successful or that we will successfully address these risks or difficulties. If we fail to address adequately any of these risks or difficulties any business in which we were engaged would likely suffer.

Need for Additional Financing

     Our ability to commence operations may be dependent upon, among other things, receipt of substantial additional capital. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our current shareholders. We are uncertain of our ability to obtain additional financing, or if such financing were to be made available, we are not sure that the terms will be favorable to us. If adequate funds are not available or not available on acceptable terms, we may not be able to commence operations or fund operations once commenced or any expansion thereof. If we fail to address adequately any of these risks or difficulties our business would likely suffer.

No Assurance of Profitability; Anticipated Losses

     We anticipate that if we were able to commence operations we will incur net losses for the foreseeable future. The extent of these losses will be dependent upon many factors of which we are presently not aware. Accordingly we can not assure you that we will ever achieve or sustain profitability.

Ability to Successfully Manage Anticipated Growth

     We may not be able to successfully manage our anticipated growth. If we are successful in commencing operations, our growth may place a significant strain on any technical, financial and managerial resources that we have. As part of any such anticipated growth, we may have to implement new operational and financial systems and procedures and controls to expand, train and manage employees. If we are unable to effectively manage any such growth, our business will be adversely affected.

Dependence on Key Personnel

     We expect that our performance will be substantially dependent on the performance of our executive officer and any other executive officers that we may be able to attract. We do not have "key person" life insurance policies on our officer. The loss of the services of our executive officer or the inability to attract and retain other key employees would have a material adverse effect on our business, the results of our operations and our financial condition. Competition for appropriate personnel may be intense, and we there can be no assurance that we will be successful in attracting and retaining such personnel. Our failure to successfully manage our personnel requirements would have a material adverse effect on our business, our results of operations and our financial condition.

Item 7.   Financial Statements.

                       COMSTOCK INDUSTRIES INC.
                    (A DEVELOPMENT STAGE COMPANY)
                         FINANCIAL STATEMENTS

                            APRIL 30, 2001


                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Of Comstock Industries Inc.
(A Development Stage Company)

     We have audited the accompanying balance sheets of Comstock Industries Inc. (a development stage company) as of April 30, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     The financial statements for the year ended April 30, 2000 and for the year then ended was audited by other auditors who expressed an unqualified opinion on their report dated June 6, 2000 assuming that the company will continue as a going concern.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comstock Industries Inc. as of April 30,2001 and the results of its operations and its cash flows for the year ended April 30, 2001 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 2 to the financial statements, the company is a development stage company and has no established source of revenue which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

                              SAMUEL KLEIN AND COMPANY

Newark, New Jersey
December 20, 2001


                      COMSTOCK INDUSTRIES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS*


                            October 31,   April 30,  April 30,
                            2001         2001        2000
                             (Unaudited) (Audited)    (Audited)

ASSETS:

Current Assets:                        $0          $0          $0

Cash and cash equivalents              $0          $0          $0

                               ----------  ----------  ----------

    Total Current Assets               $0          $0          $0

                               ----------  ----------  ----------

Total Assets                           $0          $0          $0

                               ==========  ==========  ==========



LIABILITIES AND
  STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable and              $70,837     $55,479      $1,205
  accrued expenses

                               ----------  ----------  ----------

    Total Current                 $70,837     $55,479      $1,205
    Liabilities

                               ----------  ----------  ----------

Total Liabilities                 $70,837     $55,479      $1,205



Stockholders' Equity:
Common stock, 80,000,000 Shares
  authorized of $.0001 par value,
  8,185,885 shares issued and
  outstanding at October 31,
  2001 and April 30, 2001            $819        $819        $819

Additional paid-in capital       $123,096    $120,096    $118,891

Retained earnings              ($194,752)  ($176,394)  ($120,915)
  (deficit)

                               ----------  ----------  ----------

    Total Stockholders'         ($70,837)   ($55,479)    ($1,205)
    Equity

                               ----------  ----------  ----------

Total Liabilities and                  $0          $0          $0
  Stockholders' Equity

__________
*The accompanying notes are an integral part of these financial statements.



                      COMSTOCK INDUSTRIES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF OPERATIONS*


                         (Unaudited)             (Audited)
                      For the Six Month     For the Years Ended
                         Period Ended            April 30,
                         October 31,

                       2001       2000       2001        2000

Revenues                     $0         $0         $0          $0

Costs of Revenues            $0         $0         $0          $0

                      ---------  ---------  ---------   ---------

Gross Profit                 $0         $0         $0          $0

Other Costs:

General and

General and             $18,358         $0    $55,479      $3,205
 administrative
  expenses

                      ---------  ---------  ---------   ---------

  Total Other           $18,358         $0    $55,479      $3,205
    Costs

Other Income and
  Expense

Interest Income              $0         $0         $0          $0

                      ---------  ---------  ---------   ---------

Net Loss before       ($18,358)         $0  ($55,479)    ($3,205)
  Income Taxes

Income Taxes                 $0         $0         $0          $0

                      ---------  ---------  ---------   ---------

Net Loss              ($18,358)         $0  ($55,479)    ($3,205)

                      =========  =========  =========   =========

Earnings (Loss)
Per Share

Basic and diluted           -          -          -          -
  Earnings (loss)
  per common share

                      =========  =========  =========  =========

Basic and diluted     8,185,885  8,185,885  8,185,885  8,185,885
  common shares
  outstanding

                      =========  =========  =========  =========

__________
*The accompanying notes are an integral part of these financial statements.


                      COMSTOCK INDUSTRIES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF STOCKHOLDERS' EQUITY*

                                 Common Stock
                               $.0001 par value
                           Number of     Common    Additional   Retained       Total
                           Shares      Stock       Paid-In     Earnings    Stockholders'
                                       Amount      Capital     (Deficit)   Equity

Balances May 1, 1999            818,589        $819    $116,891  ($117,910)         ($200)

Net Loss For the Year                                                                   $0
Ended April 30, 2000

Contributed Capital                                      $2,000    ($3,005)       ($1,005)

                             ----------  ----------  ----------  ----------     ----------

Balances, April 30, 2000        818,589        $819    $118,891  ($120,915)       ($1,205)

Net Loss for the Year                                             ($55,479)      ($55,479)
Ended April 30,2001

Contributed Capital                                      $1,205                     $1,205

                             ----------  ----------  ----------  ----------     ----------

Balances, April 30, 2001        818,589        $819    $120,096  ($176,394)      ($55,479)

Net Loss for the Six                                              ($18,358)      ($18,358)
Months Ended October 31,
2001 (Unaudited)

Contributed Capital                   0          $0      $3,000                     $3,000

                             ----------  ----------  ----------  ----------     ----------

Balances, October 31, 2001      818,589        $819    $123,096  ($194,752)      ($70,837)

                             ==========  ==========  ==========  ==========     ==========


__________
*The accompanying notes are an integral part of these financial statements.

                      COMSTOCK INDUSTRIES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS*

                         (Unaudited)             (Audited)
                      For the Six Month    For the Years Ended
                         Period Ended            April 30,
                         October 31,

                       2001       2000       2001        2000

Cash Flows from
Operating
Activities:

Net Loss              ($18,358)         $0  ($55,479)    ($3,205)

Adjustments to
reconcile net loss
to net cash used
in activities:

  Increase in           $15,358         $0    $52,274      $1,205
  accounts payable
  and accrued
  expenses

                      ---------  ---------  ---------   ---------

    Net Cash Used      ($3,000)         $0   ($1,205)    ($2,000)
    in Operating
    Activities

                      ---------  ---------  ---------   ---------

Cash Flows From
Financing
Activities:

Contributed Capital      $3,000         $0     $1,205      $2,000

                      ---------  ---------  ---------   ---------

  Net cash               $3,000         $0     $1,205      $2,000
  provided
  by financing
  activities

                      ---------  ---------  ---------   ---------

Net Decrease in              $0         $0         $0          $0
Cash and Cash
Equivalents

                      ---------  ---------  ---------   ---------

Cash and Cash                $0         $0         $0          $0
Equivalents,
beginning of period

                      ---------  ---------  ---------   ---------

Cash and Cash                $0         $0         $0          $0
Equivalents, end
of period

                      =========  =========  =========   =========

Supplemental
Disclosures of
Cash Flow
Information:

  Cash paid during
  the period for:

    Interest                 $0         $0         $0          $0

                      =========  =========  =========   =========

                             $0         $0         $0          $0

                      =========  =========  =========   =========

__________
*The accompanying notes are an integral part of these financial statements.


                       COMSTOCK INDUSTRIES INC.
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS

                            APRIL 30, 2001


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

     Comstock Industries Inc. was originally incorporated on April 3, 1928 under the laws of the State of Nevada as Canadian Metals Syndicate, Inc. The Name of the Company was changed on March 28, 1983 to Comstock Industries, Inc. On July 10th, 2000 Comstock Industries Inc.(Nevada) merged with and into Comstock Industries Inc. Florida (a Florida Corporation) which changed its name to Comstock industries Inc.(hereinafter referred to as the "Company").The Company is considered a development stage company as defined in SFAS No.7 The Company has not engaged in any business operations for at least the last two years and has no operations to date.

     The Company will attempt to identify and negotiate with a business target for the merger of that entity with and into the company. In certain instances, a target company may wish to become a subsidiary of the company or may wish to contribute assets to the company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company seeks to have its securities re-qualified to be traded in the United States secondary market.

Cash and Cash Equivalents

     For financial statement purposes, short-term investments with a maturity of ninety days or less and highly liquid investments are considered cash equivalents.

Use of Management's Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings (Loss) Per Share

     As of December 31, 1997 the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" (SFAS 128) replacing the calculation of primary and fully diluted earnings per share with Basic and Diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock options, which are common stock equivalents, had an anti-dulitive effect on earnings per share and no effect on the weighted average number of common shares.

Impairment of Long-Lived Assets

     The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires that if facts and circumstances indicate that the cost of fixed assets or other assets may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted pre-tax cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value or discounted pre-tax cash flow value would be required.

Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No. 130, (SFAS 130) "Reporting Comprehensive Income".
This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. The adoption of SFAS 130 had no impact on total stockholders' equity for the period presented in these financial statements.

Start-Up Activities

     Start-up activities are accounted for in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP 98-5), "Reporting the Costs of Start-Up Activities". SOP 98-5 requires start-up costs, as defined, to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company currently expenses all start-up costs as incurred and the application of SOP 98-5 had no material impact on the Company's financial statements.

Stock-Based Compensation

     The Company will follow Accounting Principles Board Opinion No. 25 (APB 25) "Accounting for Stock Issued to Employees" in accounting for its employee stock option plans. Under APB 25, when the exercise price of the Company's employee stock options equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     In accounting for options granted to persons other than employees, the provisions of Financial Accounting Standards Board Statement No. 123 (FASB 123) "Accounting for Stock Based Compensation" are applied. In accordance with FASB 123 the fair value of these options are to be estimated at the grant date using the Black-Scholes option pricing model.

Income Taxes

     The Company follows Statement of Financial Accounting Standards No. 109 (SFAS 109)"Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

2. GOING CONCERN

     The company's financial statements are prepared using generally accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and allow it to continue as a going concern

3. COMMITTMENTS AND CONTINGENCIES

Litigation

     As of April 30, 2001 the company was involved in a law suit that was subsequently settled between the parties for the amount of $3,000 which has been reflected in the April 30, 2001,financial statements.

4. STOCKHOLDERS' EQUITY

     The aggregate number of shares of all classes that the corporation shall have authority to issue is 100,000,000 shares, of which 80,000,000 shares have a par value par of $0.0001 per share and shall be class designated as "Common Shares" and of which 20,000,000 shares shall have a par value of $0.0001 and shall be class designated as "Preferred Shares".

     Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. "Preferred Shares" may be issued from time to time in one or more series to have distinctive serial designations, as same shall hereafter be determined in the resolution or resolutions providing for the issuance of such Preferred Shares from time to time as adopted by the Board of Directors.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     On approximately November 15, 2001, we engaged Samuel Klein and Company as our auditor in lieu of H & J Associates, LLC. Our prior auditors expressed an unqualified opinion as to our financial statements for the years ended April 30, 2000 and 1999 assuming we were to continue as a going concern. We determined to change our auditors as a result of the change of our management. We had no disagreements with our former auditor.


                               PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act.

     The following sets forth certain information with respect to our current executive officers and directors. Each director holds such position until our next annual meeting of shareholders and until such party's respective successor has been elected and qualifies. Any of our directors may be removed with or without cause at any time by the vote of the holders of not less than a majority of our then outstanding common stock. Other than as otherwise provided in an employment agreement, officers are elected annually by our board of directors. Any of our officers may be removed with or without cause at any time by our board of directors although, in such event, we may incur certain liabilities under an applicable employment agreement.

Name and Address           Age    Positions with the Company

Stephen Whatmore           48     President, Secretary,
11 Woodstock Gardens,             Director, Chief Executive
Appleton, Warrington,             Officer and Principal
Cheshire WA4 5HN                  Accounting Officer
United Kingdom

     Mr. Stephen Whatmore has been our president and chief executive officer and a director since September 7, 2001. Mr. Whatmore has substantial international experience in finance, sales, marketing and commercial functions with additional hands on experience in project management, strategic business planning and brand development. From 1988 to the present, Mr. Whatmore has been associated with Rolls-Royce and Bentley Motor Cars Limited, a subsidiary of Vickers PLC in various capacities including, business development director and commercial projects director. Mr. Whatmore was educated in England where he qualified as a Chartered Accountant in 1976. Mr. Whatmore is a Fellow of the Institute of Chartered Accountants in England and Wales.

Board of Directors

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

Section 16 Reporting

     Our prior director did not timely file required Forms 3 after appointment to our Board of Directors.

     Based solely upon our review of Forms 3, 4 and 5 and amendments thereto furnished to us under Rule 16a-3(a), we are not aware of any other person who was a director, officer, or beneficial owner of more than ten percent of our common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner.

Item 10.  Executive Compensation.

     The following tables set forth information with respect to the compensation received for the year ended April 30, 2001 by our executive officers and our other most highly compensated individuals. Except as otherwise described herein, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or director during the years ended April 30, 2001 or 2000.


Name and Principal Position  Year  Annual
                                   Compensation

                                   Salary    Bonus     Other

Stephen Whatmore,            2001
President, Secretary,                      $0        $0        $0
Director Chief Executive
Officer and Principal
Accounting Officer

Stephen Whatmore,            2000
President, Secretary,                      $0        $0        $0
Director Chief Executive
Officer and Principal
Accounting Officer

          STOCK OPTIONS GRANTED IN 2001 FISCAL YEAR

          None

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 11, 2002 of: (1) each person who is know to us to own beneficially more than 5% of our common stock; (2) each of our directors and officers; and
(3) all of our directors and officers as a group:

     Name and Address of          Amount of       Approximate
       Beneficial Owner           Beneficial       Percent of
                                 Ownership (1)      Class (1)

Stephen Whatmore                               0             0.00
11 Woodstock Gardens,
Appleton, Warrington,
Cheshire WA4 5HN
United Kingdom


All directors and officers as                  0             0.00
a group

____________________


(1) Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the
conversion of convertible securities.   Each beneficial owner's
percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from January 11, 2002, have been exercised.


Item 12.  Certain Relationships and Related Transactions.

     None

Item 13.  Exhibits, List and Reports on Form 8-K.

     (a) Exhibits

     The following is a list of exhibits filed as part of this annual report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

        DESCRIPTION
EXHIBIT
NO.

2.1     Merger Agreement (2)

3.1     Articles of Incorporation of Comstock Nevada. (1)

3.2     Bylaws of Comstock Nevada.(1)

3.3     Articles of Incorporation of Comstock Florida. (2)

3.4     Bylaws of Comstock Florida (2)


(1) Previously filed with Form 10 of the Company dated March 5, 1983 and incorporated herein by reference.

(2) Previously filed with Form 10QSB of the Company for the quarter ended July 31, 2000 and filed on August 15, 2000

     (b) Reports on Form 8-K

     None

                              SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COMSTOCK INDUSTRIES, INC.



Date: January 18, 2002             By: /s/ Stephen Whatmore
                                   -----------------------------
                                   Stephen Whatmore, President


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature              Title                  Date

/s/Stephen Whatmore  President,            January 18, 2002
                     Secretary, Director
                     Chief Executive
                     Officer and
                     Principal Accounting
                     Officer