Form 10QSB
period 2001-07-31
COMSTOCK INDUSTRIES INC
filed 2002-01-18
CIK 717410

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended July 31, 2001

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

 (State or Other Jurisdiction   (IRS Employer Identification
       of Incorporation)        Number)


    5100 Town Center Circle, Suite 430, Boca Raton, Florida 33486
    -------------------------------------------------------------
     (Address of Principal Executive Offices, Including Zip Code)


                            (561) 697-0471
                            --------------
         (Registrant's Telephone Number, Including Area Code)


                                 N/A
                                 ---
    (Former Name or Former Address, if Changed Since Last Report)


Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days:

                          YES [X]   NO [  ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 14, 2002, there were 8,185,885 shares of the Registrant's
$.0001 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]


                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Consolidated Balance Sheets as of July 31,      1
2001 and April 30, 2001

(b)  Consolidated Statements of Operations for the   2
three month periods ended 7/31/01 and 7/31/00

(c)  Consolidated Statements of Cash Flows for the   3
three month periods ended 7/31/01 and 7/31/00

(d)  Notes to Financial Statements                   4

Item 2.   Management's Discussion and Analysis or
Plan of Operation.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Item 2.   Changes in Securities.

Item 3.   Defaults on Senior Securities.

Item 4.   Submission of Matters to a Vote of
Security Holders.

Item 5.   Other Events.

Item 6.   Exhibits, Lists and Reports on Form 8-K.

SIGNATURES

Item 1.   FINANCIAL STATEMENTS.

a.   Consolidated Balance Sheets as of July 31, 2001 and April 30, 2001


COMSTOCK INDUSTRIES, INC.

BALANCE SHEETS



                                        July 31,      April 30,

                                          2001          2001

ASSETS                                (Unaudited)     (Audited)
______________________________________

Current Assets:

   Cash and cash equivalents                    $0             $0



        Total Current Assets                     0              0



        Total Assets                            $0             $0



LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities:

   Accounts payable                        $70,837        $55,479

        Total Current Liabilities           70,837         55,479

Total Liabilities                           70,837         55,479



Stockholders' Equity:

   Preferred stock, 20,000,000
   authorized $.0001 par value

   -0- issued and outstanding at July            -              -
   31 and April 30, 2001

   Common stock, 80,000,000
authorized
   $.0001 par value,

   8,185,885 issued and outstanding
   at July 31, 2001

   and 8,185,885 at April 30, 2001             819            819

   Additional paid-in capital              123,096        120,096

   Retained earnings (deficit)           (194,752)      (176,394)

        Total Stockholders' Equity        (70,837)       (55,479)
         (Deficit)

        Total Liabilities and                   $0             $0
         Stockholders' Equity
         (Deficit)

b. Consolidated Statements of Operations for the three month periods ended 7/31/01 and 7/31/00

COMSTOCK INDUSTRIES, INC.

STATEMENTS OF OPERATIONS


                                      For The Three
                                      Month Period Ended

                                             July  31,

                                          2001          2000
                                      __________________________



Revenues                                         $0           $0


Cost of Revenues                                  0            0



Gross Profit                                      0            0



Other Costs:

   General and administrative                18,358            0
    expenses

             Total Other Costs:                   0            0

Other Income and Expense:

Interest Income                                   0            0



Net Income (Loss) before Income Taxes        18,358            0



Income Taxes                                      -            -



Net Income (Loss)                           $18,358
                                                              $0



Earnings (Loss) Per Share:

Basic and diluted income (loss) per               -            -
share



Basic and diluted common shares           8,185,885    8,185,885
outstanding


c. Consolidated Statements of Cash Flows for the three month periods ended 7/31/01 and 7/31/00

COMSTOCK INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS



                                      For the Three
                                      Month Period Ended

                                                   July 31,

                                               2001          2000



Cash Flows from Operating Activities:

   Net  income (loss)                     $(18,358)            $0

   Adjustments to reconcile net
    income (loss)to net cash used in
    operating activities:

     Increase in accounts payable            15,358             0
      and accrued expenses

       Net Cash Used in Operating           (3,000)             0
        Activities

    Cash Flows from Financing
     Activities:


    Contributed Capital                       3,000             0

     Net cash provided by Financing           3,000             0
      Activities

Net Decrease in Cash and Cash                     -             -
Equivalents


Cash and cash equivalents, beginning              -             -
of period


Cash and cash equivalents, end of                 -             -
period


d.   Notes to Financial Statements

                       COMSTOCK INDUSTRIES INC.
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS

                       JULY  31, 2001 AND 2000


1.  THE COMPANY.

Comstock Industries Inc. was originally incorporated on April 3, 1928 under the laws of the State of Nevada as Canadian Metals Syndicate, Inc. The Name of the Company was changed on March 28, 1983 to Comstock Industries, Inc. On July 10th, 2000 Comstock Industries Inc.(Nevada) merged with and into Comstock Industries Inc. Florida (a Florida Corporation) which changed its name to Comstock industries Inc.(hereinafter referred to as the "Company"). The Company is a development stage company. The Company has not engaged in any business operations for at least the last two years and has no operations to date.

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

2.  INTERIM PRESENTATION.

The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The interim financial statements and notes thereto do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and notes in the Company's Form 10-KSB dated January 11, 2002. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending April 30, 2002.

3. GOING CONCERN.

The company's financial statements are prepared using generally accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

4. COMMITMENTS AND CONTINGENCIES

Litigation

As of July 31, 2001 the company was involved in a law suit that was subsequently settled between the parties for the amount of $3,000 which has been reflected in the April 30, 2001, financial statements.

5. STOCKHOLDERS' EQUITY

The aggregate number of shares of all classes that the corporation shall have authority to issue is 100,000,000 shares, of which 80,000,000 shares have a par value par of $0.0001 per share and shall be class designated as "Common Shares" and of which 20,000,000 shares shall have a par value of $0.0001 and shall be class designated as "Preferred Shares" . Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. "Preferred Shares" may be issued from time to time in one or more series to have distinctive serial designations, as same shall hereafter be determined in the resolution or resolutions providing for the issuance of such Preferred Shares from time to time as adopted by the Board of Directors.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Plan of Operations

     Prior to the Merger, we were a development stage company seeking to engage in the mining business. Our efforts to engage in the mining business proved unsuccessful and over at least the last two years we have not engaged in any meaningful business operations.
 We continue to be considered as a development stage company, and during the three month period ended July 31, 2001, we have focused our business activities on seeking suitable merger or acquisition candidates within the computer software, telecommunications and medical services industries. Accordingly, during the prior three month period ended July 31, 2001, we did not generate any revenues and the only expenses we incurred were in the nature of legal fees and costs.

     We expect to be required to raise a limited amount of additional funds during the next 12 months to meet our cash requirements, and we believe that before we will be able to commence any business operations, we will have to raise capital to fund such operations. The capital requirements might be substantial, but we are unable to estimate any such capital requirements at this time. We are uncertain that we will be able to raise any capital in the future or if such capital is raised that it will be on terms favorable to us. To the extent that we have current working capital requirements, we believe that we may be able to obtain very limited amounts of capital from our existing stockholders in the form of loans or capital contributions.

     We have not undertaken any product research and development during the three month period ended July 31, 2001.

     We do not expect to purchase or sell any plant or significant equipment.

     We do not expect any significant changes in our number of employees.

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS.  Not Applicable.

     ITEM 2.   CHANGES IN SECURITIES.  Not Applicable.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  Not Applicable.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
               Not Applicable

     ITEM 5.   OTHER EVENTS. Not Applicable

     ITEM 6.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K:

     (a)  Exhibits.

     The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.


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


     (b)  Reports on Form 8-K. None.


                              SIGNATURES


        In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COMSTOCK INDUSTRIES, INC.



Date: 01/18/02                     By: /s/ Stephen Whatmore
                                   Stephen Whatmore, President and
                                   Principal Financial Officer