Form 10QSB
period 2001-10-31
COMSTOCK INDUSTRIES INC
filed 2002-01-18
CIK 717410

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended October 31, 2001

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

                          YES [  ]   NO [X]


                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Consolidated Balance Sheets as of October 31,   1
2001 and April 30, 2001

(b)  Consolidated Statements of Operations for the   2
three month periods ended 10/31/01 and 10/31/00

(c)  Consolidated Statements of Cash Flows for the   3
three month periods ended 10/31/01 and 10/31/00

(d)  Notes to Financial Statements                   4

Item 2.   Management's Discussion and Analysis or
Plan of Operation.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Item 2.   Changes in Securities.

Item 3.   Defaults on Senior Securities.

Item 4.   Submission of Matters to a Vote of
Security Holders.

Item 5.   Other Events.

Item 6.   Exhibits, Lists and Reports on Form 8-K.

SIGNATURES

Item 1.   FINANCIAL STATEMENTS.

(a)  Consolidated Balance Sheets as of October 31, 2001 and April
     30, 2001

COMSTOCK INDUSTRIES, INC.

BALANCE SHEETS*



                                       October 31,   April 30,

                                           2001         2001

ASSETS                                 (Unaudited)   (Audited)
______________________________________

Current Assets:

   Cash and cash equivalents                     $0            $0



        Total Current Assets                      0             0



        Total Assets                             $0            $0



LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities:

   Accounts payable                         $70,837       $55,479



        Total Current Liabilities            70,837        55,479



Total Liabilities                            70,837        55,479



Stockholders' Equity:

   Preferred stock, 20,000,000

     Authorized $.0001 par value,

     -0- issued and outstanding at                -             -

     October 31 and April 30, 2001

   Common stock, 80,000,000

     authorized $.0001 par value,

     8,185,885 issued and outstanding

     at October 31, 2001 and

     8,185,885 at April 30, 2001                819           819

   Additional paid-in capital               123,096       120,096

   Retained earnings (deficit)            (194,752)     (176,394)

     Total Stockholders' Equity            (70,837)      (55,479)

       (Deficit)



     Total Liabilities and                       $0            $0

       Stockholders' Equity (Deficit)


*The accompanying notes are an integral part of these financial statements.



b. Consolidated Statements of Operations for the three month periods ended 10/31/01 and 10/31/00

COMSTOCK INDUSTRIES, INC.

STATEMENTS OF OPERATIONS*



                                      For the Three
                                      Month Period Ended

                                               October 31,

                                          2001            2000
                                      ___________________________



Revenues                                         $0            $0



Cost of Revenues                                  0             0



Gross Profit                                      0             0



Other Costs:

   General and administrative                18,358             0
    expenses

             Total Other Costs:                   0             0

Other Income and Expense:

Interest Income                                   0             0



Net Income (Loss) before Income Taxes        18,358             0



Income Taxes                                      -             -



Net Income (Loss)                           $18,358            $0



Earnings (Loss) Per Share:

Basic and diluted income (loss) per               -             -

   Share



Basic and diluted common shares           8,185,885       818,588


     *The accompanying notes are an integral part of these financial statements.


c. Consolidated Statements of Cash Flows for the three month periods ended 10/31/01 and 10/31/00

COMSTOCK INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS*



                                        For the Three
                                        Month Period Ended

                                                 October 31,

                                               2001          2000



Cash Flows from Operating Activities:

  Net income (loss)
                                          $(18,358)            $0

  Adjustments to reconcile net

   Income (loss) to net cash used

    in operating activities:



     Increase in accounts payable and

      accrued expenses                       15,358             0

       Net Cash Used in Operating

        Activities                          (3,000)             0



  Cash Flows from Financing Activities:



  Contributed Capital                         3,000             0

   Net cash provided by Financing             3,000             0



Net Decrease in Cash and Cash                     -             -



Cash and cash equivalents, beginning of           -             -
 period



Cash and cash equivalents, end of                 -             -
period

*The accompanying notes are an integral part of these financial statements.


d.   Notes to Financial Statements


                       COMSTOCK INDUSTRIES INC.
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS

                      OCTOBER 31, 2001 AND 2000


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

Plan of Operations

     Prior to the Merger, we were a development stage company seeking to engage in the mining business. Our efforts to engage in the mining business proved unsuccessful and over at least the last two years we have not engaged in any meaningful business operations.
 We continue to be considered as a development stage company, and during the three month period ended October 31, 2001, we have focused our business activities on seeking suitable merger or acquisition candidates within the computer software, telecommunications and medical services industries. Accordingly, during the prior three month period ended October 31, 2001, we did not generate any revenues and the only expenses we incurred were in the nature of legal fees and costs. We are currently engaged in preliminary negotiations to acquire a United Kingdom company engaged in the medical services industry (the "Target"), and we are hopeful that such negotiations may conclude favorably within the next ninety days. Since such negotiations are preliminary, we are unable to predict any of the terms and conditions that may ultimately form a part of any agreement that we may reach with the Target. We are uncertain that the negotiations will result in an agreement between us and the Target or that if such an agreement is so reached that the terms and conditions thereof will be favorable to us.

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

     We have not undertaken any product research and development during the three month period ended October 31, 2001.

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