Form 10QSB
period 2002-01-31
COMSTOCK INDUSTRIES INC
filed 2002-03-21
CIK 717410

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended January 31, 2002

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

                          YES [X]   NO [  ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 15, 2002, there were 8,185,885 shares of the Registrant's
$.0001 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Balance Sheets as of January 31, 2002 and       1
April 30, 2001

(b)  Statements of Operations for the nine month     2
periods ended 01/31/02 and 01/31/01

(c)  Statements of Cash Flows for the nine month     3
periods ended 01/31/02 and 01/31/01

(d)  Notes to Financial Statements                   4

Item 2.   Management's Discussion and Analysis or
Plan of Operation.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Item 2.   Changes in Securities.

Item 3.   Defaults on Senior Securities.

Item 4.   Submission of Matters to a Vote of
Security Holders.

Item 5.   Other Events.

Item 6.   Exhibits, Lists and Reports on Form 8-K.

SIGNATURES

Item 1.   FINANCIAL STATEMENTS.

(a)  Balance Sheets as of January 31, 2002 and April 30, 2001

                     COMSTOCK INDUSTRIES, INC.
                        BALANCE SHEETS*
                                       January 31,   April 30,
                                          2002         2001
ASSETS                                 (Unaudited)   (Audited)
______________________________________

Current Assets:
   Cash and cash equivalents                     $0            $0
        Total Current Assets                      0             0
           Total Assets                          $0            $0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $70,837       $55,479
        Total Current Liabilities            70,837        55,479
           Total Liabilities                 70,837        55,479

Stockholders' Equity:

   Preferred stock, 20,000,000
     Authorized $.0001 par value,
     -0- issued and outstanding at
     01/31/2002 and 04/30/2001                    -             -

   Common stock, 80,000,000
     authorized $.0001 par value,
     8,185,885 issued and outstanding
     at January 31, 2002 and
     8,185,885 at April 30, 2001                819           819

   Additional paid-in capital               123,096       120,096

   Retained earnings (deficit)            (194,752)     (176,394)

     Total Stockholders' Equity            (70,837)      (55,479)
       (Deficit)

     Total Liabilities and                       $0            $0
       Stockholders' Equity (Deficit)

*The accompanying notes are an integral part of these financial statements.


b.   Statements of Operations for the nine month periods ended
     01/31/02 and 01/31/01

                       COMSTOCK INDUSTRIES INC.
                       STATEMENT OF OPERATIONS*

                      For the 3                  For the 9
                     months ended               months ended

                        1/31/02    1/31/01    1/31/02    1/31/02

Revenues               $      -   $      -   $      -     $     -

Gross Profit                  -          -          -           -

Other Costs:

  General and                 -          -   (18,358)           -
  Administrative
  Expenses

    Total Other Costs         -          -   (18,358)           -

Other Income and              -          -          -           -
  Expenses

Interest Income               -          -          -           -

Net Income (Loss)             -          -   (18,358)           -
before Income Taxes

Income Taxes                  -          -          -           -

Net Income (Loss)             -          -   (18,358)

Earnings (Loss)
Per Share:

Basic and diluted             -          -          -           -
income (loss) per
Share

Basic and diluted     8,185,885  8,185,885  8,185,885   8,185,885
common shares

*The accompanying notes are an integral part of these financial statements.

c.   Statements of Cash Flows for the nine month periods ended
     01/31/02 and 01/31/01

                     COMSTOCK INDUSTRIES, INC.
                     STATEMENTS OF CASH FLOWS*



                                           For the Nine Months
                                             Ended Jan. 31

                                           2002           2001



Cash Flows from Operating Activities:

  Net income (loss)                       $(18,358)            $0

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

                      JANUARY 31, 2002 AND 2001

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

Plan of Operations

  Prior to the Merger, we were a development stage company seeking to engage in the mining business. Our efforts to engage in the mining business proved unsuccessful and over at least the last two years we have not engaged in any meaningful business operations. We continue to be considered as a development stage company, and during the nine month period ended January 31, 2002, we have focused our business activities on seeking suitable merger or acquisition candidates within the computer software, telecommunications and medical services industries. Accordingly, during the nine month period ended January 31, 2002, we did not generate any revenues and the only expenses we incurred were in the nature of legal fees and costs. We are currently engaged in preliminary negotiations to acquire a United Kingdom company engaged in the medical services industry (the "Target"), and we are hopeful that such negotiations may conclude favorably within the next ninety days. Since such negotiations are preliminary, we are unable to predict any of the terms and conditions that may ultimately form a part of any agreement that we may reach with the Target. We are uncertain that the negotiations will result in an agreement between us and the Target or that if such an agreement is so reached that the terms and conditions thereof will be favorable to us.

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

  We have not undertaken any product research and development during the nine month period ended January 31, 2002.

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

                                   COMSTOCK INDUSTRIES, INC.



Date: 03/21/02                     By: /s/ Stephen Whatmore
                                   Stephen Whatmore, President and
                                   Principal Financial Officer