Form 10KSB
period 2002-04-30
COMSTOCK INDUSTRIES INC
filed 2003-04-17
CIK 717410

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 30, 2002

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

                            (561) 361-9326
                        ---------------------
           (Issuer's Telephone Number, Including Area Code)


     Securities registered under Section 12(b) of the Exchange Act:

     Title of Each Class                     Name of Each Exchange
                                        on Which Registered

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a April 14, 2003 was $0.00.

     At April 14, 2003 there were 8,185,885 shares of the Registrant's Common Stock outstanding.

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

Item 5.   Market for Common Equity and Related Stockholder Matters.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

Item 7.   Financial Statements.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.


                               PART III

Item 9.   Directors and Executive Officers of Registrant.

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

Item 12.  Certain Relationships and Related Transactions.

Item 13.  Exhibits, List and Reports on Form 8-K.

Item 14.  Controls and Procedures.

Item 15.  Principal Accountant Fees and Services.

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

     Prior to the Merger, we were a development stage company seeking to engage in the mining business. Our efforts to engage in the mining business proved unsuccessful and over at least the last two years we have not engaged in any meaningful business operations.
 We continue to be considered as a development stage company, and we had focused our business activities on seeking suitable merger or acquisition candidates within the computer software, telecommunications and medical services industries. During the prior two years we negotiated acquisition transactions with three different United Kingdom based entities. However, in each such instance we were unsuccessful in finalizing a transaction. We continue to seek to locate viable merger or acquisition candidates and we are currently engaged in preliminary negotiations with one such candidate. We are hopeful that such negotiations may result in a transaction that would be beneficial us. Since such negotiations are just beginning , we are unable to predict whether such negotiations will continue or if the continue the nature of the terms and conditions that may ultimately result. Accordingly, we are uncertain that the negotiations will result in a viable transaction or any of the terms and conditions that may be associated therewith.

     We have no employees other than Atul Sharma who serves as our President, principal executive officer, corporate secretary and principal financial officer. Mr. Sharma also serves as our sole director. Atul Sharma replaced Mr. Stephen Whatmore in those capacities on December 31, 2002 as a result of the resignation of Stephen Whatmore. Stephen Whatmore resigned in order to pursue other opportunities, and at the time of such resignation, no disagreement existed between Mr. Whatmore and us relating to our operations, policies or practices. We expect to agree to compensate Mr. Whatmore for his past services to us by agreeing to provide him with cash compensation in the amount of $60,000, along with 100,000 shares of our common stock. Mr. Whatmore understands that we do not presently have the ability to pay the cash compensation and any agreement by us regarding payment of the cash compensation will reflect that such payment will not be due unless and until certain threshold amounts of capital have been raised by us.

Item 2.   Description of Property.

     Our registered corporate office is located at 5100 Town Center Circle, Suite 430, Boca Raton, Florida 33486 and our telephone number at that office is (561) 361-9326. We do not pay rent for the use of the facilities in Florida. Our activities in the United Kingdom are undertaken from offices located at 39-40 Temple Chambers, Temple Avenue, London EC4 Y0HP and our telephone number at that office is 44 207 583 6388. We do not pay rent for the use of the facilities in the United Kingdom.

Item 3.   Legal Proceedings.

     We are not currently involved in any legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

                               PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     Our common stock is not currently traded or quoted, and no trading of our common stock has occurred over the past several years.

     As of April 14, 2003, there is no price quotation available for our common stock. As of April 14, 2003, we had 303 shareholders of record.

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

     The following discussion of our plan of operation should be read in conjunction with the financial statements and the notes to the statement included elsewhere in this report.

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

     Prior to the Merger, we were a development stage company seeking to engage in the mining business. Our efforts to engage in the mining business proved unsuccessful and over at least the last two years we have not engaged in any meaningful business operations.
 We continue to be considered as a development stage company, and we had focused our business activities on seeking suitable merger or acquisition candidates within the computer software, telecommunications and medical services industries. During the prior two years we negotiated acquisition transactions with three different United Kingdom based entities. However, in each such instance we were unsuccessful in finalizing a transaction. We continue to seek to locate viable merger or acquisition candidates and we are currently engaged in preliminary negotiations with one such candidate. We are hopeful that such negotiations may result in a transaction that would be beneficial us. Since such negotiations are just beginning , we are unable to predict whether such negotiations will continue or if the continue the nature of the terms and conditions that may ultimately result. Accordingly, we are uncertain that the negotiations will result in a viable transaction or any of the terms and conditions that may be associated therewith.

     We have no capital resources, and we have no known material commitments for capital expenditures and no additional plans, agreements or commitments concerning any transaction that would require us to use a significant amount of capital. We believe that before we will be able to commence any business operations or conclude any merger or acquisition, we will have to raise capital to fund such operations or such merger or acquisition. The capital requirements might be substantial, but we are unable to estimate any such capital requirements at this time. We are uncertain that we will be able to raise any capital in the future or if such capital is raised that it will be on terms favorable to us.

     We have no working capital. To the extent that we have working capital requirements over the next twelve months, we believe that we may be able to obtain very limited amounts of capital from our existing stockholders in the form of loans or capital contributions.
 However, we can not be certain that we will be able to raise any working capital or the terms upon which such working capital may be available.

     We do not have any current plans to conduct any product research and development, nor do we currently expect to purchase or sell any plant or significant equipment. We currently have no plans to significantly change our number of employees.

Off Balance Sheet Arrangements

     We currently have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect upon our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.


Additional Cautionary Statements

Limited Operating History

     We had not commenced any meaningful business operations, and even if we are successful in concluding a merger or acquisition we will still be in the development stage and we will require substantial additional capital to continue and expand our operations. We do not expect to receive enough operating revenues from any operations that we are able to commence to sustain our continued development unless, and we expect to require substantial additional financing. We are unable to estimate our requirements for capital, personnel and facilities that may be required over the next twelve months in the event that we are able to commence operations. In formulating our business plan, we have relied upon the judgment of our prior officer and director, who has recently been replaced. Because we have not yet initiated operations and changed our management, we have no basis, other than the opinion of current management, on which to estimate the amount of revenues that any of our operations may generate or our operating or other expenses. We cannot assure you that our business strategy will be successful or that we will successfully address these risks or difficulties.
Risks of a Development Stage Company

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

Ability to Successfully Manage Anticipated Growth

     We may not be able to successfully manage growth. If we are successful in commencing operations, our growth may place a significant strain on any technical, financial and managerial resources that we have. As part of any such anticipated growth, we may have to implement new operational and financial systems and procedures and controls to expand, train and manage employees. If we are unable to effectively manage any such growth, our business will be adversely affected.

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

                            APRIL 30, 2002

                     INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Of Comstock Industries Inc.
(A Development Stage Company)

     We have audited the accompanying balance sheets of Comstock Industries Inc. (a development stage company) as of April 30, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comstock Industries Inc. as of April 30,2002 and the results of its operations and its cash flows for the year ended April 30, 2002, in conformity with generally accepted accounting principles.

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


SAMUEL KLEIN AND COMPANY

Newark, New Jersey
December 31, 2002
a.)   Balance Sheets

COMSTOCK INDUSTRIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS



                                           April 30   April 30,
                                              2002       2001
                                             --------    --------
ASSETS

Current Assets:
   Cash and cash equivalents                       $-          $-
                                             --------    --------
        Total Current Assets                        -           -
                                             --------    --------
        Total Assets                               $-          $-
                                             ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses      $93,559     $55,479
                                             --------    --------
        Total Current Liabilities              93,559      55,479
                                             --------    --------
Total Liabilities                              93,559      55,479
                                             --------    --------
Stockholders' Equity:

   Preferred stock, 20,000,000
     Authorized $.0001 par value,
     -0- issued and outstanding at                  -           -
     April 30, 2002 and April 30, 2001

   Common stock, 80,000,000
     authorized $.0001 par value,
     8,185,885 issued and outstanding
     at April 30, 2002 and
     April 30, 2001                               819         819

   Additional paid-in capital                 123,096     120,096
   Retained earnings (deficit)              (217,474)   (176,394)
                                             --------    --------
     Total Stockholders' Equity (Deficit)    (93,559)    (55,479)
                                             --------    --------
     Total Liabilities and
       Stockholders' Equity (Deficit)              $0          $0
                                             ========    ========



The accompanying notes are an integral part of these financial statements.

b.   Statements of Operations.

                       COMSTOCK INDUSTRIES INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF OPERATIONS

                                          For The Years
                                               Ended
                                    April 30, 2002 April 30, 2001
                                        ----------     ----------
Revenues                                  $      -       $      -
                                        ----------     ----------
Cost of Revenue                                  -              -
                                        ----------     ----------
Gross Profit                                     -              -

Other Costs:
  General and Administrative                41,080         55,479
  Expenses
                                        ----------     ----------
  Total Other Costs                         41,080         55,479

Other Income and Expense:                        -              -
Interest Income                                  -              -
                                        ----------     ----------
Net Income (Loss) before Income           (41,080)       (55,479)
  Tax
Income Taxes                                     -              -
                                        ----------     ----------
Net Income (Loss)                         (41,080)       (55,479)
                                        ==========     ==========
Earnings (Loss) Per Share:

Basic and diluted income (loss)                 $-             $-
per Share
                                        ==========     ==========

Basic and diluted common shares          8,185,885      8,185,885
                                        ==========     ==========



  The accompanying notes are an integral part of these financial statements.

c.   Statements of Cash Flows.


COMSTOCK INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

                                                For the
                                              Years Ended
                                                April 30,
                                             2002        2001
                                           ----------  ----------
Cash Flows from Operating Activities:

  Net income (loss)                         $(41,080)   $(55,274)
  Adjustments to reconcile net
   Income (loss) to net cash used
    in operating activities:

     Increase in accounts payable and
      accrued expenses                         38,080      52,274
                                           ----------  ----------
       Net Cash Used in Operating
        Activities                            (3,000)     (1,250)
                                           ----------  ----------
  Cash Flows from Financing Activities:

  Contributed Capital                           3,000       1,250
                                           ----------  ----------
    Net cash provided by Financing              3,000       1,250
     Activities

Net Increase (Decrease) in Cash and Cash
 equivalents                                        -           -
                                           ----------  ----------
Cash and Cash equivalents, beginning of             -           -
 period
                                           ----------  ----------
Cash and cash equivalents, end of period           $-          $-
                                           ==========  ==========
Supplemental Disclosures of Cash Flow
  Information:

     Cash paid during period for:
        Interest                                   $-          $-
                                           ==========  ==========
        Taxes                                      $-          $-
                                           ==========  ==========


The accompanying notes are an integral part of these financial statements.

d.   Statements of Stock Stockholders Equity.

                       COMSTOCK INDUSTRIES INC.
                    (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS EQUITY


                           Common Stock
                           $0.0001 Par
                           Value

                           Number of    Common     Additional  Retained    Total
                           Shares       Stock      Paid-In-Cap Earnings    Stockholders'
                                        Amount     ital        (Deficit)   Equity


Balances May 1, 1999             818,589       $819    $116,891  $(117,910)         $(200)

Net loss for the year
ended April 30, 2000                                                      -              -

Contributed Capital                                       2,000     (3,005)        (1,005)
                              ---------   ---------   ---------   ---------      ---------
Balances, April 30, 2000         818,589        819     118,891   (120,915)        (1,205)

Net Loss for the year
ended April 30, 2001                                               (55,479)       (55,479)

Contributed Capital                                       1,205                     1,205
                              ---------   ---------   ---------   ---------      ---------
Balances, April 30, 2001         818,589        819     120,096   (176,394)       (55,479)

Net Loss for the year
ended April 30, 2002                                               (41,080)       (41,080)

Contributed Capital                                       3,000                     3,000
                              ---------   ---------   ---------   ---------      ---------
Balances, April 30, 2002         818,589       $819    $123,096  $(217,474)      $(93,559)
                              =========   =========   =========   =========      =========





The accompanying notes are an integral part of these financial statements.

                       COMSTOCK INDUSTRIES INC.
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS

                            APRIL 30, 2002


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

  Comstock Industries Inc. was originally incorporated on April 3, 1928 under the laws of the State of Nevada as Canadian Metals Syndicate, Inc. The Name of the Company was changed on March 28, 1983 to Comstock Industries, Inc. On July 10th, 2000 Comstock Industries Inc.(Nevada) merged with and into Comstock Industries Inc. Florida (a Florida Corporation) which changed its name to Comstock industries Inc.(hereinafter referred to as the "Company"). The Company is considered a development stage company as defined in SFAS No.7. The Company has not engaged in any business operations for at least the last two years and has no operations to date.

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

2. GOING CONCERN

  The company's financial statements are prepared using generally accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and allow it to continue as a going concern

3. COMMITMENTS AND CONTINGENCIES

Litigation

  As of April 30, 2001 the Company was involved in a law suit that was subsequently settled between the parties for the amount of $3,000 which was reflected as a liability in the April 30, 2001,financial statements and was paid during the second quarter of the Company's current fiscal year.

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

  During the second quarter of the fiscal year ended April 30, 2002 a shareholder of the Company contributed $3,000 as additional paid in capital to satisfy the settled law suit as described in Note 3.

5.   SUBSEQUENT EVENTS

  On January 28. 2003 a shareholder of the Company loaned the Company $14,000 in order that the Company would bring current their required securities filings while it continued to attempt to identify a business target, as was described in Note 1.


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

                               PART III
Item 9.   Directors and Executive Officers of the Registrant.

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

Name and Address                 Age        Positions with the
                                            Company

Atul Sharma, 39-40 Temple        44         President,
Chambers, Temple Avenue, London             Secretary, Director,
EC4 Y9HP United Kingdom                     Principal Executive
                                            Officer, Principal
                                            Financial Officer








Mr. Atul Sharma has been our president and chief executive officer and a director since December 31, 2002. Mr. Sharma trained as an accountant with Price Waterhouse, thereafter he joined KPMG, where he lead assignments for business review, systems implementation and process re-engineering in sectors such as financial services, utilities multinationals businesses and government. He then joined Deloitte & Touche Management Consulting, Economics and Strategy Division, where he led led assignments for privatization, merger and acquisitions, turnaround restructuring and financial management worldwide. He served as economics adviser to state and central governments in India, Romania, Russia and Azerbaijan and formed his own independent consulting practice based in London. Mr. Sharma is a Fellow of the Chartered Association of Certified Accountants, UK., a Fellow of the institute of Management Consulting, UK (specializing in finance, strategy & systems), a member of the Charity Finance Directors Group, an IoD member, a member of the City of London Company of Management Consultants and a Trustee of the Long Term Medical Conditions Alliance Charity.

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

Item 10.  Executive Compensation.

The following tables set forth information with respect to the compensation received for the year ended April 30, 2001 by our executive officers and our other most highly compensated individuals. Except as otherwise described herein, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or director during the years ended April 30, 2002 or 2001.


Name and Principal Position   Year                Annual Compensation
                                   Salary    Bonus     Other

Stephen Whatmore
President, Secretary
Director Chief Executive
Officer and Principal
Accounting Officer            2001           $0        $0        $0

Stephen Whatmore
President, Secretary
Director Chief Executive
Officer and Principal
Accounting Officer            2002           $0        $0        $0


STOCK OPTIONS GRANTED IN 2002 FISCAL YEAR

None

Item 11.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2002 of:
(1) each person who is know to us to own beneficially more than 5% of our common stock; (2) each of our directors and officers; and (3) all of our directors and officers as a group:

Name and Address         Amount of Beneficial     Approximate
of Beneficial Owner           Ownership (1)            Percent of
                                                       Class (1)

Stephen Whatmore(2)
11 Woodstock Gardens
Appleton, Warrington
Cheshire WA4 5HN
United Kingdom                0                        0.00

Atul Sharma(3)
39-40 Temple Chambers
Temple Avenue
London EC4 Y0HP
United Kingdom                0                        0.00

All directors and
officers as a group           0                        0.00

________________

(1) Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the
conversion of convertible securities.   Each beneficial owner's
percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 31, 2002, have been exercised.

(2) Mr. Whatmore resigned all of his positions with the Company on December 31, 2002

(3) Mr. Sharma became our sole director, president, secretary, principal executive officer and principal financial officer on December 31, 2002

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

EXHIBIT NO.         DESCRIPTION

2.1                 Merger Agreement (2)
3.1                 Articles of Incorporation of Comstock Nevada(1)
3.2                 Bylaws of Comstock Nevada.(1)
3.3                 Articles of Incorporation of Comstock Florida. (2)
3.4                 Bylaws of Comstock Florida (2)
99.9                Certifications

(1) Previously filed with Form 10 of the Company dated March 5, 1983 and incorporated herein by reference.

(2) Previously filed with Form 10QSB of the Company for the quarter ended July 31, 2000 and filed on August 15, 2000

(b) Reports on Form 8-K

  None

Item 14.  Controls and Procedures.

  Our principal executive officer and our principal financial officer, Atul Sharma is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for us and Mr. Sharma has (i) designed such disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
(ii) evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and (iii) has disclosed to us that he is not aware of any significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data

  Mr. Sharma has also indicated to us that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

Item 15.  Principal Accountant Fees and Services.

  Audit Fees. The aggregate professional fees billed during our fiscal year 2001 by our principal accountant for the audit of our financial statements was $2,500.00 and the aggregate professional fees billed during our fiscal year 2002 by our principal accountant for the audit of our financial statements was $3,000.00. Other than the foregoing, we paid no professional fees to our principal accountant for audit related fees, tax fees or other fees.

                              SIGNATURES

  In accordance with the Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         COMSTOCK INDUSTRIES, INC.



Date: April 17, 2003     By: /s/ Atul Sharma
                         -----------------------------
                         Atul Sharma, President

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date: April 17, 2003     By: /s/ Atul Sharma
                         -----------------------------
                         Atul Sharma, President, Secretary, Director
                         Chief Executive Officer, Principal
                         Accounting Officer and sole Director