Form 10QSB
period 2002-07-31
COMSTOCK INDUSTRIES INC
filed 2003-04-17
CIK 717410

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended July 31, 2002

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


                            (561) 361-9326
                            --------------
         (Registrant's Telephone Number, Including Area Code)


                                 ---
    (Former Name or Former Address, if Changed Since Last Report)


                  APPLICABLE TO ISSUERS INVOLVED IN
                   BANKRUPTCY PROCEEDINGS DURING THE
                         PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities
Exchange Act after distribution of securities under a plan confirmed by a court:

                          YES [ ]     NO [ ]

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: As of April 14, 2003, there were 8,185,000 shares of issuer's $.0001 par value common stock outstanding.


     Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Balance Sheets as of July 31, 2002 and April 30,


(b) Statements of Operations for the three month periods ended July 31, 2002 and July 31, 2001

(c) Statements of Cash Flows for the three month periods ended July 31, 2002 and July 31, 2001

(d)  Statements of Stockholders Equity

(e)  Notes to Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation.

Item 3.   Controls and Procedures.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Item 2.   Changes in Securities and Use of Proceeds.

Item 3.   Defaults on Senior Securities.

Item 4.   Submission of Matters to a Vote of Security


Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS.

(a)  Balance Sheets as of July 31, 2002 and April 30, 2002.

                      COMSTOCK INDUSTRIES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS

ASSETS                                  July 31,     April 30,
                                        2002         2002
                                      (Unaudited)  (Audited)

                                         ----------    ----------

Current Assets:

 Cash and cash equivalents                       $-            $-
                                         ----------    ----------
  Total Current Assets                            -             -
                                         ----------    ----------
  Total Assets                                   $-            $-
                                         ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued               $99,076       $93,559
 expenses
                                         ----------    ----------
  Total Current Liabilities                  99,076        93,559
                                         ----------    ----------
    Total Liabilities                       $99,076       $93,559
Stockholders' Equity:

 Preferred stock, 20,000,000                      -             -
 authorized $.0001 par value,
 -0- issued and outstanding at
 July 31, 2002 and April 30,
 2002, respectively

 Common stock, 80,000,000                       819           819
 authorized $.0001 par value,
 8,185,885 issued and outstanding
 at July 31, 2002 and April 30,
 2002, respectively

 Additional paid-in capital                 123,096       123,096

 Retained earnings (deficit)              (222,991)     (217,474)
                                         ----------    ----------
  Total Stockholders' Equity               (99,076)      (93,559)
  (Deficit)
                                         ----------    ----------
  Total Liabilities and                          $-            $-
  Stockholders' Equity (Deficit)
                                         ==========    ==========

__________________

The accompanying notes are an integral part of these consolidated financial statements.

(b) Statements of Operations for the three month periods ended July 31, 2002 and July 31, 2001.

                      COMSTOCK INDUSTRIES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF OPERATIONS
                             (UNAUDITED)

                                    For the Three     For the
                                     Months Ended  Three Months
                                     July 31, 2002  Ended July
                                                      31, 2001

Revenues                                        $ -           $ -
Cost of Revenue                                   -             -
                                         ----------    ----------
Gross Profit                                      -             -
Other Costs:
 General and Administrative                   5,517        18,358
 Expenses
                                         ----------    ----------
  Total Other Costs                           5,517        18,358
Other Income and Expense:                         -             -
Interest Income                                   -             -
                                         ----------    ----------
Net Income (Loss) Before Income             (5,517)      (18,358)
Taxes
Income Taxes                                      -             -
                                         ----------    ----------
Net Income (Loss)                           (5,517)      (18,358)
                                         ==========    ==========
Earnings (Loss) Per Share:

Basic and diluted income (loss)                  $-            $-
per Share
                                         ==========    ==========

Basic and diluted common shares           8,185,885     8,185,885

__________

The accompanying notes are an integral part of these consolidated financial statements.

(c) Statements of Cash Flows for the three month periods ended July 31, 2002 and July 31, 2001.

                      COMSTOCK INDUSTRIES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                    For the Three     For the
                                     Months Ended  Three Months
                                     July 31, 2002  Ended July
                                                      31, 2001
                                         ----------    ----------
Cash Flows from Operating
Activities:
 Net income (loss)                         $(5,517)     $(18,358)

 Adjustments to reconcile net
 income (loss) to net cash used
 in operating activities:
  Increase in accounts payable                5,517        15,358
  and accrued expenses
                                         ----------    ----------
   Net Cash Used in Operating                     -       (3,000)
   Activities
                                         ----------    ----------
 Cash Flows from Financing
 Activities:
  Contributed Capital                             -         3,000
                                         ----------    ----------
   Net Cash Provided by Financing                 -         3,000
                                         ----------    ----------
 Net Increase (Decrease) in Cash                  -             -
 and Cash Equivalents
                                         ----------    ----------
 Cash and Cash Equivalents,                       -             -
 beginning of period
                                         ----------    ----------
 Cash and Cash Equivalents,                      $-            $-
 end of period
                                         ==========    ==========

 Supplemental Disclosures of Cash
 Flow Information:
  Cash paid during period for:
   Interest                                      $-            $-
                                         ==========    ==========
   Taxes                                         $-            $-
                                         ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

d.   Statements of Stock Stockholders Equity.

                       COMSTOCK INDUSTRIES INC.
                    (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS EQUITY


                           Common Stock
                           $0.0001 Par
                           Value

                           Number of    Common     Additional  Retained    Total
                           Shares       Stock      Paid-In-Cap Earnings    Stockholders'
                                        Amount     ital        (Deficit)   Equity


Balances May 1, 1999             818,589       $819    $116,891  $(117,910)         $(200)

Net loss for the year
ended April 30, 2002                                                      -              -

Contributed Capital                                       2,000     (3,005)        (1,005)

Balances, April 30, 2000         818,589        819     118,891   (120,915)        (1,205)

Net Loss for the year
ended April 30, 2001                                               (55,479)       (55,479)

Contributed Capital                                       1,205

Balances, April 30, 2001         818,589        819     120,096   (176,394)       (55,479)

Net Loss for the year
ended April 30, 2002                                               (41,080)       (41,080)

Contributed Capital                                       3,000

Balances, April 30, 2002         818,589        819     123,096   (217,474)       (93,559)

Net loss for the three
months ended July 31,
2002 (Unaudited)                                                    (5,517)        (5,517)

Balances, July 31, 2002
(Unaudited)                      818,589       $819    $123,096  $(222,991)      $(99,076)




The accompanying notes are an integral part of these financial statements.

e.   Notes to Financial Statements

                       COMSTOCK INDUSTRIES INC.
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS

                            JULY 31, 2002

1.  DESCRIPTION OF BUSINESS.

Comstock Industries Inc. was originally incorporated on April 3, 1928 under the laws of the State of Nevada as Canadian Metals Syndicate, Inc. The name of the Company was changed on March 28, 1983 to Comstock Industries, Inc. On July 10, 2000 Comstock Industries Inc.(Nevada) merged with and into Comstock Industries Inc. Florida (a Florida Corporation) which changed its name to Comstock industries Inc.(hereinafter referred to as the "Company"). The Company is a development stage company as defined in SFAS No. 7. The Company has not engaged in any business operations for at least the last two years and has no operations to date.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying financial statements consolidate the accounts of Comstock Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to the current year presentation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments that are of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended April 30, 2002.

The statements of operations for the three months ended July 31, 2002 are not necessarily indicative of results for the full year.

Earnings (Loss) per Share

The Company computes earnings or loss per share in accordance with the Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" (SFAS 128) which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities and thus is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is similar to the previous fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, (SFAS 141), "Business Combinations" and Statement of Financial Accounting Standards No. 142, (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued.
 The adoption of SFAS 141 had no effect on the Company's operating results or financial condition. The Company is currently assessing the impact of SFAS 142 on its operating results and financial condition.

3.  STOCKHOLDERS' EQUITY

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

4. Subsequent Events

On January 28, 2003 a shareholder of the company loaned the company $14,000 in order that the company would bring current their required securities filings while it continued to attempt to identify a business target, as was described in Note 1 of the current year's form 10K-SB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to the financial statements included elsewhere in this report. The discussion may contain "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements, which express that we "believe", "anticipate", "expect", or "plan to", as well as, other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements.

Overview

     We are the successor by the Merger to Comstock Nevada. On July 10, 2000, Comstock Nevada changed its state of incorporation from Nevada to Florida by means of a merger into a wholly-owned Florida subsidiary, Comstock Industries Florida, Inc., which as a part of the Merger changed its name to Comstock Industries, Inc.

Plan of Operations

     Prior to the Merger, we were a development stage company seeking to engage in the mining business. Our efforts to engage in the mining business proved unsuccessful and over at least the last three years we have not engaged in any meaningful business operations. We continue to be considered as a development stage company, and during the three month period ended July 31, 2002, we have focused our business activities on seeking suitable merger or acquisition candidates. Accordingly, during the three month period ended July 31, 2002, we did not generate any revenues and the only expenses we incurred were in the nature of legal fees and costs.

     We expect to be required to raise a limited amount of additional funds during the next 12 months to meet our cash requirements, and we believe that before we will be able to commence any business operations or engage in any merger or acquisition, we may have to raise capital to fund such operations or merger or acquisition transaction. The capital requirements might be substantial, but we are unable to estimate any such capital requirements at this time. We are uncertain that we will be able to raise any capital in the future or if such capital is raised that it will be on terms favorable to us. To the extent that we have current working capital requirements, we believe that we may be able to obtain very limited amounts of capital from our existing stockholders in the form of loans or capital contributions.

     We have not undertaken any product research and development during the three month period ended July 31, 2002.

     We do not expect to purchase or sell any plant or significant equipment.

     We do not expect any significant changes in our number of employees.

Item 3.  Controls and Procedures.

a.) Our principal executive officer and our principal financial officer, who was on the Evaluation Date (as hereinafter defined) and is on the date of the filing of this quarterly report the same person, has on a date which is within ninety days of the date that we have filed this quarterly report (the "Evaluation Date"), evaluated the effectiveness of our disclosure controls and procedures and has concluded that no significant deficiencies or material weaknesses exist.

b.) There have been no significant changes in our internal controls or in any other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

99.1    Certifications



(1) Previously filed with Form 10 of the Company dated March 5, 1983 and incorporated herein by reference.

(2) Previously filed with Form 10QSB of the Company for the quarter ended July 31, 2000 and filed on August 15, 2000.

     (b)  Reports on Form 8-K. None.

                              SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMSTOCK INDUSTRIES, INC.



Date: 04/17/03                     By: /s/ Atul Sharma
                                   Atul Sharma, President



Date: 04/17/03                     By: /s/ Atul Sharma
                                   Atul Sharma, Principal Financial
                                   Officer