Form 10QSB
period 2002-10-31
COMSTOCK INDUSTRIES INC
filed 2003-04-17
CIK 717410

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended October 31, 2002

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

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Balance Sheets as of October 31, 2002 and April
30, 2002

(b) Statements of Operations for the six month periods ended October 31, 2002 and October 31, 2001

(c) Statements of Cash Flows for the six month periods ended October 31, 2002 and October 31, 2001

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

Item 3.   Defaults on Senior Securities.

Item 4.   Submission of Matters to a Vote of Security


Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS.

(a)  Balance Sheets as of October 31, 2002 and April 30, 2002.

                      COMSTOCK INDUSTRIES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS

ASSETS                                October 31,    April 30,
                                      2002         2002
                                      (Unaudited)  (Audited)

                                         ----------    ----------
Current Assets:
 Cash and cash equivalents                       $-            $-
                                         ----------    ----------
  Total Current Assets                            -             -
                                         ----------    ----------
  Total Assets                                   $-            $-
                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued              $103,276       $93,559
 expenses
                                         ----------    ----------
  Total Current Liabilities                 103,276        93,559
                                         ----------    ----------
    Total Liabilities                      $103,276       $93,559

Stockholders' Equity:

 Preferred stock, 20,000,000                      -             -
 authorized $.0001 par value,
 -0- issued and outstanding at
 October 31, 2002 and April 30,
 2002

 Common stock, 80,000,000                       819           819
 authorized $.0001 par value,
 8,185,885 issued and outstanding
 at October 31, 2002 and April 30,
 2002, respectively

 Additional paid-in capital                 123,096       123,096

 Retained earnings (deficit)              (227,191)     (217,474)
                                         ----------    ----------
  Total Stockholders' Equity              (103,276)      (93,559)
  (Deficit)
                                         ----------    ----------
  Total Liabilities and                          $-            $-
  Stockholders' Equity (Deficit)
                                         ==========    ==========

___________________
The accompanying notes are an integral part of these consolidated financial statements.

 (b)  Statements of Operations for the six month periods ended
     October 31, 2002 and October 31, 2001.

                      COMSTOCK INDUSTRIES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF OPERATIONS
                             (UNAUDITED)

                                       For the       For the      For the    For the Six
                                    Three Months  Three Months  Six Months  Months Ended
                                        Ended         Ended        Ended    October 31,
                                    October 31,   October 31,     October   2001
                                    2002          2001            31, 2002

Revenues                                       $ -           $ -         $ -           $ -
Cost of Revenue                                  -             -           -             -
                                        ----------    ----------  ----------    ----------
Gross Profit                                     -             -           -             -
Other Costs:
 General and Administrative                  4,200        18,358       9,517        18,358
 Expenses
                                        ----------    ----------  ----------    ----------
  Total Other Costs                          4,200        18,358       9,517        18,358
Other Income and Expense:
Interest Income                                  -             -           -             -
Net Income (Loss) Before Income            (4,200)      (18,358)     (9,517)      (18,358)
Taxes
                                        ----------    ----------  ----------    ----------
Income Taxes                                     -             -           -             -
Net Income (Loss)                          (4,200)      (18,358)     (9,717)      (18,358)
                                        ----------    ----------  ----------    ----------
Earnings (Loss) Per Share:

Basic and diluted income (loss)                 $-            $-          $-            $-
per Share

Basic and diluted common shares          8,185,885     8,185,885   8,185,885     8,185,885


The accompanying notes are an integral part of these consolidated financial statements.

 (c)  Statements of Cash Flows for the six month periods ended
     October 31, 2002 and October 31, 2001.

                      COMSTOCK INDUSTRIES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                     For the Six    For the Six
                                     Months Ended  Months Ended
                                    October 31,    October 31,
                                    2002           2001
                                         ----------    ----------
Cash Flows from Operating
Activities:

 Net income (loss)                         $(9,717)     $(18,358)
 Adjustments to reconcile net
 income (loss) to net cash used
 in operating activities:
  Increase in accounts payable                9,717        15,358
  and accrued expenses
                                         ----------    ----------
   Net Cash Used in Operating                     -       (3,000)
   Activities
                                         ----------    ----------
 Cash Flows from Financing
 Activities:
  Contributed Capital                             -         3,000
                                         ----------    ----------
   Net Cash Provided by Financing                 -         3,000
                                         ----------    ----------
 Net Increase (Decrease) in Cash                  -             -
 and Cash Equivalents
                                         ----------    ----------
 Cash and Cash Equivalents,                       -             -
 beginning of period
                                         ----------    ----------
 Cash and Cash Equivalents,                      $-            $-
 end of period
                                         ==========    ==========
 Supplemental Disclosures of Cash
 Flow Information:
  Cash paid during period for:
   Interest                                      $-            $-
                                         ==========    ==========
   Taxes                                         $-            $-
                                         ==========    ==========



The accompanying notes are an integral part of these consolidated financial statements.

 (d)  Statements of Stock Stockholders Equity.

                       COMSTOCK INDUSTRIES INC.
                    (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS EQUITY


                           Common Stock
                           $0.0001 Par
                           Value

                           Number of    Common     Additional  Retained    Total
                           Shares       Stock      Paid-In-Cap Earnings    Stockholders'
                                        Amount     ital        (Deficit)   Equity


                               ---------  ---------   ---------   ---------      ---------

Balances May 1, 1999             818,589       $819    $116,891  $(117,910)         $(200)
Net loss for the year
ended April 30, 2000                                                      -              -
Contributed Capital                                       2,000     (3,005)        (1,005)
                               ---------  ---------   ---------   ---------      ---------
Balances, April 30, 2000         818,589        819     118,891   (120,915)        (1,205)
Net Loss for the year
ended April 30, 2001                                               (55,479)       (55,479)
Contributed Capital                                       1,205                     1,205
                               ---------  ---------   ---------   ---------      ---------
Balances, April 30, 2001         818,589        819     120,096   (176,394)       (55,479)

Net Loss for the year
ended April 30, 2002                                               (41,080)       (41,080)
Contributed Capital                                       3,000                      3,000
                               ---------  ---------   ---------   ---------      ---------
Balances, April 30, 2002         818,589        819     123,096   (217,474)       (97,509)
Net loss for the six
months ended October 31,
2002 (Unaudited)                                                    (9,717)        (2,700)
                               ---------  ---------   ---------   ---------      ---------
Balances, October 31,
2002 (Unaudited)                 818,589       $819    $123,096  $(231,141)     $(107,226)



The accompanying notes are an integral part of these financial statements.

 (e)  Notes to Financial Statements


                       COMSTOCK INDUSTRIES INC.
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS

                           October 31, 2002


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

The statements of operations for the six months ended October 31, 2002 are not necessarily indicative of results for the full year.

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

Plan of Operations

     Prior to the Merger, we were a development stage company seeking to engage in the mining business. Our efforts to engage in the mining business proved unsuccessful and over at least the last three years we have not engaged in any meaningful business operations. We continue to be considered as a development stage company, and during the six month period ended October 31, 2002, we have focused our business activities on seeking suitable merger or acquisition candidates. Accordingly, during the six month period ended October 31, 2002, we did not generate any revenues and the only expenses we incurred were in the nature of legal fees and costs.

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

     We have not undertaken any product research and development during the six month period ended October 31, 2002.

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