Form 10QSB
period 2003-01-31
COMSTOCK INDUSTRIES INC
filed 2003-04-17
CIK 717410

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended January 31, 2003

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

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Balance Sheets as of January 31, 2003 and April
30, 2002

(b) Statements of Operations for the nine month periods ended January 31, 2003 and January 31, 2002

(c) Statements of Cash Flows for the nine month periods ended January 31, 2003 and January 31, 2002

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

Item 3.   Defaults on Senior Securities.

Item 4.   Submission of Matters to a Vote of Security


Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS.

(a)  Balance Sheets as of January 31, 2003 and April 30, 2002.

                      COMSTOCK INDUSTRIES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS

ASSETS                                January 31,    April 30,
                                      2003         2002
                                      (Unaudited)  (Audited)

                                         ----------    ----------

Current Assets:

 Cash and cash equivalents                       $-            $-
                                         ----------    ----------
  Total Current Assets                            -             -
                                         ----------    ----------
  Total Assets                                   $-            $-
                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

 Accounts payable and accrued               $99,450       $93,559
 expenses
                                         ----------    ----------
  Total Current Liabilities                  99,450        93,559
                                         ----------    ----------
 Stockholder note payable                   $14,000             -
                                         ----------    ----------
    Total Liabilities                      $113,450       $93,559
                                         ----------    ----------

Stockholders' Equity:

 Preferred stock, 20,000,000                      -             -
 authorized $.0001 par value,
 -0- issued and outstanding at
 January 31, 2003 and April 30,
 2002

 Common stock, 80,000,000                       819           819
 authorized $.0001 par value,
 8,185,885 issued and outstanding
 at January 31, 2003 and April 30,
 2002, respectively

 Additional paid-in capital                 123,096       123,096

 Retained earnings (deficit)              (237,365)     (217,474)
                                         ----------    ----------
  Total Stockholders' Equity              (113,450)      (93,559)
  (Deficit)
                                         ----------    ----------
  Total Liabilities and                          $-            $-
  Stockholders' Equity (Deficit)
                                         ==========    ==========

___________________
The accompanying notes are an integral part of these consolidated financial statements.

(b)  Statements of Operations for the nine month periods ended
     January 31, 2003 and October 31, 2001.

                      COMSTOCK INDUSTRIES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF OPERATIONS
                             (UNAUDITED)

                                       For the       For the      For the   For the Nine
                                    Three Months  Three Months     Nine     Months Ended
                                        Ended         Ended       Months    January 31,
                                    January 31,   January 31,      Ended    2002
                                    2003          2002            January
                                                                  31, 2003

Revenues                                       $ -           $ -         $ -           $ -
Cost of Revenue                                  -             -           -             -
                                        ----------    ----------  ----------    ----------
Gross Profit                                     -             -           -             -
Other Costs:
 General and Administrative                 10,167                    19,884        18,358
 Expenses
                                        ----------    ----------  ----------    ----------
  Total Other Costs                         10,167                    19,884        18,358

Other Income and Expense:
Interest expense                                 7             -           7             -
                                        ----------    ----------
Net Income (Loss) Before Income           (10,174)             -    (19,891)      (18,358)
Taxes
                                        ----------    ----------  ----------    ----------
Income Taxes                                     -             -           -             -
Net Income (Loss)                         (10,174)                  (19,891)      (18,358)
                                        ----------    ----------  ----------    ----------

Earnings (Loss) Per Share:

Basic and diluted income (loss)                 $-            $-          $-            $-
per Share

Basic and diluted common shares          8,185,885     8,185,885   8,185,885     8,185,885


The accompanying notes are an integral part of these consolidated financial statements.

(c)  Statements of Cash Flows for the nine month periods ended
     January 31, 2003 and January 31, 2002.

                      COMSTOCK INDUSTRIES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                     For the Nine  For the Nine
                                     Months Ended  Months Ended
                                    January 31,    January 31,
                                    2003           2002

                                         ----------    ----------

Cash Flows from Operating
Activities:

 Net income (loss)                        $(19,891)     $(19,891)

 Adjustments to reconcile net
 income (loss) to net cash used
 in operating activities:

  Increase in accounts payable                5,891        15,358
  and accrued expenses
                                         ----------    ----------
   Net Cash Used in Operating                             (3,000)
   Activities                              (14,000)
                                         ----------    ----------

 Cash Flows from Financing
 Activities:

  Stockholder note proceeds                  14,000             -
  Contributed Capital                             -         3,000
                                         ----------    ----------
   Net Cash Provided by Financing            14,000         3,000
                                         ----------    ----------
 Net Increase (Decrease) in Cash                  -             -
 and Cash Equivalents
                                         ----------    ----------
 Cash and Cash Equivalents,                       -             -
 beginning of period
                                         ----------    ----------
 Cash and Cash Equivalents,                      $-            $-
 end of period
                                         ==========    ==========
 Supplemental Disclosures of Cash
 Flow Information:

  Cash paid during period for:
   Interest                                      $7            $-
                                         ==========    ==========
   Taxes                                         $-            $-
                                         ==========    ==========




The accompanying notes are an integral part of these consolidated financial statements.

d.   Statements of Stock Stockholders Equity.

                       COMSTOCK INDUSTRIES INC.
                    (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS EQUITY


                           Common Stock
                           $0.0001 Par
                           Value

                           Number of    Common     Additional  Retained    Total
                           Shares       Stock      Paid-In-Cap Earnings    Stockholders'
                                        Amount     ital        (Deficit)   Equity
                               ---------  ---------   ---------   ---------      ---------

Balances May 1, 1999             818,589       $819    $116,891  $(117,910)         $(200)

Net loss for the year
ended April 30, 2000                                                      -              -

Contributed Capital                                       2,000     (3,005)        (1,005)
                               ---------  ---------   ---------   ---------      ---------

Balances, April 30, 2000         818,589        819     118,891   (120,915)        (1,205)

Net Loss for the year
ended April 30, 2001                                               (55,479)       (55,479)

Contributed Capital                                       1,205                     1,205
                               ---------  ---------   ---------   ---------      ---------

Balances, April 30, 2001         818,589        819     120,096   (176,394)       (55,479)

Net Loss for the year
ended April 30, 2002                                               (41,080)       (41,080)

Contributed Capital                                       3,000                      3,000
                               ---------  ---------   ---------   ---------      ---------

Balances, April 30, 2002         818,589        819     123,096   (217,474)       (93,559)

Net loss for the nine
months ended January 31,
2003 (Unaudited)                                                   (19,891)       (19,891)
                               ---------  ---------   ---------   ---------      ---------

Balances, January 31,
2003 (Unaudited)                 818,589       $819    $123,096  $(237,365)     $(113,450)


The accompanying notes are an integral part of these financial statements.

e.   Notes to Financial Statements


                       COMSTOCK INDUSTRIES INC.
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS

                           January 31, 2003


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

The statements of operations for the nine months ended January 31, 2003 are not necessarily indicative of results for the full year.

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

3.  STOCKHOLDER NOTE PAYABLE

On January 21, 2003 a shareholder of the Company loaned the Company $14,000 through an unsecured promissory note, due on demand and accruing interest of 6% annually in order that the Company would bring current their required securities filings while it continued to attempt to identify a business target, as was described in Note 1 of the current year's form 10K-SB.

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

Plan of Operations

     Prior to the Merger, we were a development stage company seeking to engage in the mining business. Our efforts to engage in the mining business proved unsuccessful and over at least the last three years we have not engaged in any meaningful business operations. We continue to be considered as a development stage company, and during the nine month period ended January 31, 2003, we have focused our business activities on seeking suitable merger or acquisition candidates. Accordingly, during the nine month period ended January 31, 2003, we did not generate any revenues and the only expenses we incurred were in the nature of legal fees and costs.

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

     We have not undertaken any product research and development during the nine month period ended January 31, 2003.

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