Form 10KSB
period 2005-04-30
COMSTOCK INDUSTRIES INC
filed 2006-05-23
CIK 717410

                  SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC 20549

                             FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

     For the fiscal year ended April 30, 2005

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a March 20, 2006 was $0.00.

     At March 20, 2006 there were 8,185,885 shares of the

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

"Reports") under the Exchange Act.

     Prior to the Merger, we were a development stage company

seeking to engage in the mining business.  Our efforts to engage in the mining business proved unsuccessful and over at least the last four years we have not engaged in any meaningful business operations.

We continue to be considered as a development stage company, and we had focused our business activities on seeking suitable merger or acquisition candidates within the computer software,

telecommunications and medical services industries.  During the prior four years we negotiated acquisition transactions with three different United Kingdom based entities.  However, in each such instance we were unsuccessful in finalizing a transaction.  We continue to seek to locate viable merger or acquisition candidates and we are currently engaged in preliminary negotiations with one such candidate.  We are hopeful that such negotiations may result in a transaction that would be beneficial to us.  Since such negotiations are just beginning , we are unable to predict whether such

negotiations will continue or if they continue, the nature of the terms and conditions that may ultimately result.  Accordingly, we are uncertain that the negotiations will result in a viable

transaction or any of the terms and conditions that may be

associated therewith.

     We have no employees other than Atul Sharma who serves as our

President, principal executive officer, corporate secretary and principal financial officer.  Mr. Sharma also serves as our sole director.  Atul Sharma replaced Mr. Stephen Whatmore in those capacities on December 31, 2002 as a result of the resignation of

Stephen Whatmore.  Stephen Whatmore resigned in order to pursue other opportunities, and at the time of such resignation, no disagreement existed between Mr. Whatmore and us relating to our operations, policies or practices.  We expect to compensate

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

     As of March 20, 2006, there is no price quotation available for our common stock.  As of March 20, 2006, we had 303 shareholders of record.

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

Act, we are deemed as a successor issuer and we continue to file

Reports under the Exchange Act.

     Prior to the Merger, we were a development stage company

seeking to engage in the mining business.  Our efforts to engage in the mining business proved unsuccessful and over at least the last four years we have not engaged in any meaningful business operations.

We continue to be considered as a development stage company, and we had focused our business activities on seeking suitable merger or acquisition candidates within the computer software,

telecommunications and medical services industries.  During the prior four years, we negotiated acquisition transactions with three different United Kingdom based entities.  However, in each such instance we were unsuccessful in finalizing a transaction.  We continue to seek to locate viable merger or acquisition candidates and we are currently engaged in preliminary negotiations with one such candidate.  We are hopeful that such negotiations may result in a transaction that would be beneficial us.  Since such negotiations are just beginning , we are unable to predict whether such

negotiations will continue or if the continue the nature of the terms and conditions that may ultimately result.  Accordingly, we are uncertain that the negotiations will result in a viable

transaction or any of the terms and conditions that may be

associated therewith.

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

However, we can not be certain that we will be able to raise any working capital or the terms upon which such working capital may be available, as and when required.

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

Need for Additional Financing

     Our ability to commence operations may be dependent upon, among other things, receipt of substantial additional capital. If

additional funds are raised through the issuance of equity or convertible debt securities, of which there can be no assurance, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our current

shareholders.  We are uncertain of our ability to obtain additional financing, or if such financing were to be made available, we are not sure that the terms will be favorable to us.  If adequate funds are not available or not available on acceptable terms, we may not be able to commence operations or fund operations once commenced or any expansion thereof.  If we fail to address adequately any of these risks or difficulties our business would likely suffer.

No Assurance of Profitability; Anticipated Losses

     We anticipate that, if we were able to commence operations, we will incur net losses for the foreseeable future.  The extent of these losses will be dependent upon many factors of which we are presently not aware.  Accordingly, we can not assure you that we will ever achieve or sustain operations, revenue or profitability.

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

Item 7.   Financial Statements.

Comstock Industries, Inc.

Report of Independent Registered Public Accounting Firm & Financial Statements

April 30, 2005

Comstock Industries, Inc.

Table of Contents

 Page

Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . . . . . . . . . . . . . .      1

Balance Sheet – April 30, 2005. . .. . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

Statements of Operations for the Years Ended April 30, 2005 and 2004 and

for the period of Reactivation [May 1, 2001] through April 30, 2005 . . . . . . . . . . . . . . . .        3

Statements of Cash Flows for the Years Ended April 30, 2005 and 2004 and

for the period of Reactivation [May 1, 2001] through April 30, 2005 . . . . . . . . . . . . . . . .        4

Statements of Stockholders' Deficit for the Period from Reactivation

through April 30, 2005 …………………………………….. . . . . . . . . . . . . . . . . . . . . . .         5

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6 – 11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Comstock Industries, Inc.

We have audited the accompanying balance sheet of Comstock Industries, Inc. as of April 30, 2005, and the related statements of stockholders’ deficit, operations, and cash flows for the year ended April 30, 2005 and 2004 and for the period from [May 1, 2001] through April 30,2005.  The financial statements of Comstock Industries, Inc. for the period from reactivation [May, 1, 2001] through April 30, 2002, were audited by other auditors whose report dated December 31, 2002, expressed an unqualified opinion on those statements.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comstock Industries, Inc. as of April 30, 2005 and the results of operations and cash flows for the years ended April 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations, no assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC

Salt Lake City, Utah

September 8, 2005

Comstock Industries, Inc.

(A Development Stage Company)

Balance Sheet

April 30, 2005

See accompanying notes to financial statements

Comstock Industries, Inc.

(A Development Stage Company)

Statements of Operations

For the years ended April 30, 2005 and 2004 and for the

period from Reactivation [May 1, 2001] through April 30, 2005

See accompanying notes to financial statements.

Comstock Industries, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the years ended April 30, 2005 and 2004 and for the

Periods from Reactivation [May 1, 2001] through April 30, 2005

See accompanying notes to financial statements.

Comstock Industries, Inc.

Statements of Stockholders’ Deficit

For the period from Reactivation [May 1, 2001] through April 30, 2005

Common Shares	Common Stock	Additional Paid in Capital	Deficit Accumulated during Reactivation Period	Deficit Accumulated prior to Reactivation Period	Net Stockholder's Deficit
Balance, Reactivation on May 1, 2001	8,185,885	$ 819	$ 120,096	$ -	$ (176,394)	$ (55,479)
Net loss for the year, ended April 30, 2002				(41,080)		(41,080)
Contributed Capital			3,000			3,000
Balance April 30, 2002	8,185,885	819	123,096	(41,080)	(176,394)	(93,559)
Net loss for the year, ended April 30, 2003				(33,731)		(33,731)
Balance April 30, 2003	8,185,885	819	123,096	(74,811)	(176,394)	(127,290)
Net loss for the year, ended April 30, 2004				(47,414)		(47,414)
Balance April 30, 2004	8,185,885	819	123,096	(122,225)	(176,394)	(174,704)
Net loss for the year ended April 30, 2005				(47,050)		(47,050)
Balance, April 30, 2005	8,185,885	$ 819	$ 123,096	$ (169,275)	$ (176,394)	$ (221,754)

See accompanying notes to financial statements.

NOTE 1

Organization and Summary of Significant accounting Policies

(a)

Organization

Comstock Industries, Inc. was originally organized under the laws of the State of Nevada on April 3, 1928.  The name of the Company was originally Canadian Metals Syndicate, but the name changed on March 28, 1983 to Comstock Industries, Inc. On July 10th, 2000 Comstock Industries Inc. (Nevada) merged with and into Comstock Industries Inc., Florida (a corporation in Florida) which changed its name to Comstock Industries, Inc. The Company was organized to engage in any lawful activity.  Accordingly, these financial statements contain operations of Comstock Industries, Incorporated.

(b)

Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. The Company had $0 in cash as of April 30, 2005.

(c)

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

- xv -

(d)

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  Revenue is recognized as earned.

(e)

Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes.  The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company=s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  See Note 4.

(f)

Per Share Amounts

In accordance with Financial Accounting Standards No. 128, AEarnings per Share,@ basic loss per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  No dilutive shares were outstanding during the period.

(g)

Impact of New Accounting Standards

In November 2004, FASB issued SFAS 151, “Inventory Costs.”  SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.”  SFAS 151 requires that items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123 (R), “Share-Based Payment.”  SFAS 123 (R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.”  SFAS 123 (R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements.  SFAS 123 (R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the Company’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company’s shares or other equity instruments.  This statement is effective for public companies qualifying as SEC small business issuers or nonpublic entities, as of the first interim period or fiscal year beginning after December 15, 2005.  For all other public companies, the statement is effective as of the first interim period or fiscal year beginning after June 15, 2005.  Management does not expect adoption of SFAS 123 (R) to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.”  Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board.  The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  Such an exchange hascommercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005.  Earlier application is permitted.  Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of accounting changes and corrections of error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted.  Management does not expect adoption of SFAS 154 to have a material impact on the Company’s financial statements.

NOTE 2

LIQUIDITY/GOING CONCERN

The Company has accumulated losses from inception through April 30, 2005 amounting to $345,669 and has no assets or operations at April 30, 2005.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans include raising capital to expand business operations, or seeking a well capitalized merger candidate.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3

SHAREHOLDER LOAN / RELATED PARTY TRANSACTIONS

As of April 30, 2005, the Company has recorded a note payable to a shareholder for $14,000 for expenses the shareholder paid on behalf of the Company.  This note is non-interest bearing.  The principal is due on demand. This note is unsecured.

As of April 30, 2005 legal fees of $142,624 have been accrued to a shareholder. [See Note 7]  Also, accounting fees of $65,130 have been accrued to a separate shareholder.  This liability bears no interest and is due on demand.  The Company has recorded a related party liability of $207,754 as of April 30, 2005.

NOTE 4

INCOME TAXES

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized ..   The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because the valuation allowance for deferred tax assets increased by $9,646 from a balance of $37,086 as of April 30, 2004.  Deferred tax assets recognized for deductible temporary difference and loss carry forwards total $0, net of a valuation allowance of $46,732 , as detailed below.

The Company has the following operating loss carryforwards available at April 30, 2005:

Reconciliation between income taxes at the statutory tax rate (20.5%) and the actual income tax provision for continuing operations follows:

NOTE 5

OFFICER COMPENSATION

A salary of $60,000 per annum will be awarded to the CEO, payable in arrears on successful re-activation of the symbol on a recognized trading exchange.  The total amount that would be payable as of April 30, 2005 is $120,000.  Management accrues a liability when it is probable and estimable.  Management has determined that it is not currently probable and thus the contingency has not been recorded.

The Company has agreed to award Atul Sharma, CEO, 100,000 shares (equivalent to $1,000) of restricted stock for serving as CEO. Mr. Sharma will also receive 200,000 shares (equivalent to $2,000) on successful reactivation of the symbol on a recognized trading exchange.  These shares have not yet been awarded. The company has not recorded this contingency.

NOTE 6

PREFERRED AND COMMON STOCK

The Company has 20,000,000 authorized shares of preferred stock at a par value of $0.0001.  The preferred shares have rights and preferences as the Board of Directors shall determine.  To date, the Board of Directors have not established any rights or preferences.  There are no preferred shares issued or outstanding.  The Company has 80,000,000 authorized common shares at a par value of $.0001. There are currently 8,185,885 shares issued and outstanding.

NOTE 7

SUBSEQUENT EVENTS

On June 22, 2005 the company reached a settlement agreement with Edward H. Gilbert. Both parties agreed to avoid the institution of litigation in connection with the outstanding balance of $142,623.64 owed to Mr. Gilbert.  The company agreed to remit $25,000 of the settlement funds no later than fifteen days after the company receives proceeds from a reorganization financing expected to be completed by June 30, 2006.  The Company also agreed to remit $25,000 of the settlement funds no later than fifteen days after Comstock received proceeds from a secondary financing agreement expected to be completed by the company by December 31, 2006. The company also agreed to issue 50,000 shares of its common stock to Mr. Gilbert no later than five days after the effective date of June 22, 2005.

Item 8.   Changes in and Disagreements with Accountants on

          Accounting and Financial Disclosure.

  On approximately March 1, 2005, we engaged Mantyla McReynolds as our auditor in lieu of Samuel Klein and

Company.  Our prior auditors expressed an unqualified opinion as to our  financial statements for the years ended April 30, 2002, 2001, 2000 and 1999 assuming we were to continue as a going concern.  We determined to change our auditors as a result of a lower bid for the services.  We had no disagreements with our former auditors.

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




Name and Address                 Age        Positions with the

                                            Company

Atul Sharma, 39-40 Temple        44         President,

Chambers, Temple Avenue, London             Secretary, Director,

EC4 Y9HP United Kingdom                     Principal Executive

                                            Officer, Principal

                                            Financial Officer

Mr. Atul Sharma has been our president, secretary and treasurer and chief executive officer and a director since December 31, 2002, and our since December 31, 2003. Mr. Sharma trained as an accountant with Price Waterhouse, thereafter he joined KPMG, where he lead assignments for business review, systems implementation and process re-engineering in sectors such as financial services,

utilities multinationals businesses and government. He then joined

Deloitte & Touche Management Consulting, Economics and Strategy

Division, where he led assignments for privatization, merger and acquisitions, turnaround restructuring and financial management worldwide.  He served as economics adviser to state and central governments in India, Romania, Russia and Azerbaijan and formed his own independent consulting practice based in London. Mr. Sharma is a

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

1934 in a timely manner.

Item 10.  Executive Compensation.

The following tables set forth information with respect to the compensation received for the year ended April 30, 2005 by our executive officers and our other most highly compensated

individuals. Except as otherwise described herein, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or director during the years ended April 30, 2005 or 2004.

Name and Principal Position   Year                Annual Compensation

                                   Salary    Bonus     Other

None

STOCK OPTIONS GRANTED IN 2005 FISCAL YEAR

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

Atul Sharma(2)

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

Item 15.  Principal Accountant Fees and Services.

  Audit Fees.  The aggregate professional fees billed during our fiscal year 2004 by our principal accountant for the audit of our financial statements was $2,500.00 and the aggregate professional fees billed during our fiscal year 2005 by our principal accountant for the audit of our financial statements was $3,000.00.  Other than the foregoing, we paid no professional fees to our principal accountant for audit related fees, tax fees  or other fees.

                              SIGNATURES

  In accordance with the Section 13 or 15(d) of the Exchange Act,

the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         COMSTOCK INDUSTRIES, INC.

Date: March 20, 2006     By: /s/ Atul Sharma

                         -----------------------------

                         Atul Sharma, President

    EXHIBIT 31.1

                                 CERTIFICATIONS

I, Atul Sharma, President, certify that:

1.   I have reviewed this Form 10-KSB of Comstock Industries, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material  fact or omit to state a  material  fact  necessary  to make the statements made, in light of the circumstances  under which such statements were made,  not  misleading  with  respect  to the  period  covered by this report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in  this  report,  fairly  present  in all  material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The  registrant's  other  certifying  officer(s) and I are  responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules  13a-15(e) and  15d-15-(e))  for the  registrant  and have:

     a)   Designed  such  disclosure  controls  and  procedures,  or caused such disclosure   controls  and   procedures  to  be  designed   under  our supervision,  to ensure  that  material  information  relating  to the registrant,  including its consolidated subsidiaries, is made known to us by others within those entities,  particularly during the period in which this report is being prepared;

     b)   Evaluated the effectiveness of the registrant's  disclosure  controls  and procedures and presented in this report our conclusions  about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c)   Disclosed  in this  report  any  change in the  registrant's  internal control  over  financial  reporting  that  occurred  during  the small business issuer's most recent fiscal quarter (the registrant's  fourth fiscal  quarter in the case of an annual  report) that has  materially affected,   or  is  reasonably  likely  to  materially   affect,   the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a)   All significant  deficiencies and material weaknesses in the design or operation  of internal  control  over  financial  reporting which are reasonably  likely to  adversely  affect the  registrant's  ability to record, process, summarize and report financial information; and

     b)   Any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal control over financial reporting.

Date: March 20, 2006

/s/ Atul Sharma

                                             ___________________________

Atul Sharma, President                                                 Chief Executive Officer

                                                                    EXHIBIT 31.2

                                 CERTIFICATIONS

            I, Atul Sharma, certify that:

1.   I have reviewed this Form 10-KSB of Comstock Industries, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material  fact or omit to state a  material  fact  necessary  to make the statements made, in light of the circumstances  under which such statements were made,  not  misleading  with  respect  to the  period  covered by this report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in  this  report,  fairly  present  in all  material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The  registrant's  other  certifying  officer(s) and I are  responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules  13a-15(e) and  15d-15-(e))  for the  registrant  and have:

     a)   Designed  such  disclosure  controls  and  procedures,  or caused such disclosure   controls  and   procedures  to  be  designed   under  our supervision,  to ensure  that  material  information  relating  to the registrant,  including its consolidated subsidiaries, is made known to us by others within those entities,  particularly during the period in which this report is being prepared;

     b)   Evaluated the  effectiveness of the registrant's  disclosure  controls and procedures and presented in this report our conclusions  about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c)   Disclosed  in this  report  any  change in the  registrant's  internal control  over  financial  reporting  that  occurred  during  the small business issuer's most recent fiscal quarter (the registrant's  fourth fiscal  quarter in the case of an annual  report) that has  materially affected,   or  is  reasonably  likely  to  materially   affect,   the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a)   All significant  deficiencies and material weaknesses in the design or operation  of internal  control  over  financial  reporting  which are reasonably  likely to  adversely  affect the  registrant's  ability to record, process, summarize and report financial information; and

b)   Any fraud, whether or not material, that involves management or other employees who have a  significant  role in the  registrant's  internal control over financial reporting.

Date: March 20, 2006

s/ Atul Sharma

                                              ___________________________

Atul Sharma

Chief Financial Officer

                                                                    EXHIBIT 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350

                       AS ADOPTED PURSUANT TO SECTION 906

                        OF THE SARBANES-OXLEY ACT OF 2002

            In connection with the accompanying Annual Report on Form 10-KSB for the period ended April 30, 2005 (the "Report") of Comstock Industries, Inc., as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Atul Sharma, Chief Executive Officer of Comstock Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

            (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 20, 2006

/s/ Atul Sharma

                                             ____________________________

Atul Sharma

Chief Executive Officer

                                                                    EXHIBIT 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350

                       AS ADOPTED PURSUANT TO SECTION 906

                        OF THE SARBANES-OXLEY ACT OF 2002

            In connection with the accompanying Annual Report on Form 10-KSB for the period ended April 30, 2005 (the "Report") of Comstock Industries, Inc., as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Atul Sharma, Chief Financial Officer of Comstock Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

            (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 20, 2006

/s/ Atul Sharma

                                             ___________________________

Atul Sharma

Chief Financial Officer