Form 10QSB
period 2005-07-31
COMSTOCK INDUSTRIES INC
filed 2006-05-23
CIK 717410

   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended July 31, 2005

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                   Commission file number: 0-011013

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

                                 N/A

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

May 1, 2006, there were 8,185,885 shares of issuer's $.0001 par value common stock outstanding.

     Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Balance Sheets as of July 31, 2005 and April 30, 2005

(b)  Statements of Operations for the three month

periods ended July 31, 2005 and July 31, 2004 and the period from reactivation [May 1, 2001] through July 31, 2005

(c)  Statements of Cash Flows for the three month

periods ended July 31, 2005 and July 31, 2004 and the period from reactivation [May 1, 2001] through July 31, 2005

(d)  Notes to Financial Statements

Item 2.   Management's Discussion and Analysis or Plan

of Operation.

Item 3.   Controls and Procedures.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Item 2.   Changes in Securities and Use of Proceeds.

Item 3.   Defaults on Senior Securities.

Item 4.   Submission of Matters to a Vote of Security

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS.

COMSTOCK INDUSTRIES, INC.

Condensed Financial Statements

July 31, 2005

Comstock Industries, Inc.

Condensed Balance Sheet

July 31, 2005

(Unaudited)

See accompanying notes to the financial statements

Comstock Industries, Inc.

Condensed Statements of Operations

For The Three Months Ended July 31, 2005 and 2004 and

for the Period from Reactivation [May 1, 2001] through July 31, 2005

(Unaudited)

See accompanying notes to the financial statements

 Comstock Industries, Inc.

Statements of Cash Flows

For The Three Months Ended July 31, 2005 and 2004 and

for the Period from Reactivation [May 1, 2001] through July 31, 2005

(Unaudited)

See accompanying notes to the financial statements

Comstock Industries, Inc.

Notes to Condensed Financial Statements

July 31, 2005

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission.  The interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period and all adjustments are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the year ended April 30, 2005.  The results of operation for period ended July 31, 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 – LIQUIDITY / GOING-CONCERN

The Company has accumulated losses from inception through July 31, 2005 amounting to $345,669 and has no assets or operations at July 31, 2005.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans include raising capital to expand business operations, or seeking a well capitalized merger candidate.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – CONTINGENT LIABILITY

On June 22, 2005, the Company reached a settlement agreement with Edward H. Gilbert. Both parties agreed to avoid the institution of litigation in connection with the outstanding balance of $142,623.64 owed to Mr. Gilbert.  The Company agreed to remit $25,000 of the settlement funds no later than fifteen days after the company receives proceeds from a reorganization financing expected to be completed by June 30, 2006.  The Company also agreed to remit $25,000 of the settlement funds no later than fifteen days after Comstock received proceeds from a secondary financing agreement expected to be completed by the Company by December 31, 2006. The Company also agreed to issue 50,000 shares of its common stock to Mr. Gilbert no later than five days after the effective date of June 22, 2005.  A Shareholder issued their personal shares on behalf of the Company to complete this agreement.  The Company has recorded forgiveness of debt of $92,625 for the period.

4

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

Plan of Operations

     Prior to the Merger, we were a development stage company

seeking to engage in the mining business.  Our efforts to engage in the mining business proved unsuccessful and over at least the last three years we have not engaged in any meaningful business

operations.  We continue to be considered as a development stage company, and we have focused our business activities on seeking suitable merger or acquisition candidates.  Accordingly, during the three month period ended July 31, 2005, we did not generate any revenues and no expenses were incurred.

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

4

stockholders in the form of loans or capital contributions.

     We have not undertaken any product research and development during the six month period ended July 31, 2005.

     We do not expect to purchase or sell any plant or significant equipment.

     We do not expect any significant changes in our number of

employees.

Item 3.  Controls and Procedures.

a.   Our principal executive officer and our principal financial officer, who was on the Evaluation Date (as hereinafter

     defined) and is on the date of the filing of this quarterly report the same person, has on a date which is within ninety days of the date that we have filed this quarterly report (the

     "Evaluation Date"), evaluated the effectiveness of our

     disclosure controls and procedures and has concluded that no significant deficiencies or material weaknesses exist.

b.   There have been no significant changes in our internal controls or in any other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

4

3.2     Bylaws of Comstock Nevada.(1)

3.3     Articles of Incorporation of Comstock Florida. (2)

3.4     Bylaws of Comstock Florida (2)

31.1*   Certificate of the Chief Executive Officer pursuant

        to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*   Certificate of the Chief Financial Officer pursuant

        to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*   Certificate of the Chief Executive Officer pursuant

        to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*   Certificate of the Chief Financial Officer pursuant

        to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed with Form 10 of the Company dated March 5, 1983 and incorporated herein by reference.

(2) Previously filed with Form 10QSB of the Company for the quarter ended July 31, 2000 and filed on August 15, 2000.

* Filed Herein.

     (b)  Reports on Form 8-K. None.

                              SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMSTOCK INDUSTRIES, INC.

Date: May 1, 2006                     By: /s/ Atul Sharma

                                   Atul Sharma, President

Date: May 1, 2006                     By: /s/ Atul Sharma

                                   Atul Sharma, Principal Financial

                                   Officer

4

EXHIBIT 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Atul Sharma,  certify  that:

           1.   I  have  reviewed  this  Quarterly  Report  on  Form  10-QSB of COMSTOCK INDUSTRIES, INC.;

     2.   Based  on  my  knowledge,  this  report  does  not  contain any untrue statement  of  a  material  fact  or  omit  to  state  a material fact necessary  to  make the statements made, in light of the circumstances under  which such statements were made, not misleading with respect to the  period  covered  by  this  report;

     3.   Based  on  my knowledge, the financial statements, and other financial information  included  in  this report, fairly present in all material respects the financial condition, results of operations and cash flows of  the small business issuer as of, and for, the periods presented in this  report;

     4.   I am the  small  business  issuer's  sole officer and director and am responsible  for  establishing and maintaining disclosure controls and procedures  (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))

          for  the  small  business  issuer  and  have:

          a)   Designed  such disclosure controls and procedures, or caused such disclosure  controls  and  procedures  to  be  designed under my supervision,  to ensure that material information relating to the small  business  issuer, including its consolidated subsidiaries,

               is made known to me by others within those entities, particularly during  the  period  in  which  this  report  is  being prepared;

          b)   Paragraph  omitted in accordance with SEC transition instructions contained  in  SEC  Release  No. 33-8238, and an extension of the compliance  date  in  accordance  with  SEC  Release No. 33-8545;

          c)   Evaluated  the  effectiveness  of  the  small  business  issuer's disclosure  controls  and procedures and presented in this report my  conclusions  about  the  effectiveness  of  the  disclosure controls  and  procedures, as of the end of the period covered by this  report  based  on  such  evaluation;  and

          d)   Disclosed  in  this  report  any  change  in  the  small business issuer's  internal control over financial reporting that occurred during  the  small  business  issuer's most recent fiscal quarter that  has  materially  affected,  or  is  reasonably  likely  to materially  affect,  the small business issuer's internal control over  financial  reporting;  and

     5.   I am the  small  business  issuer's  sole officer and director and have disclosed,  based  on  my most recent evaluation of internal control

4

          over  financial reporting, to the small business issuer's auditors and the  audit committee of the small business issuer's board of directors

          (or  persons  performing  the  equivalent  functions):

          a)   All  significant  deficiencies  and  material  weaknesses  in the design  or operation of internal control over financial reporting which  are  reasonably  likely  to  adversely  affect  the  small business  issuer's  ability  to  record,  process,  summarize and report  financial  information;  and

          b)   Any  fraud,  whether or not material, that involves management or other employees who have a significant role in the small business issuer's  internal  control  over  financial  reporting.

Date:  May 1, 2006

                                             By:  /s/  Atul Sharma

                                                --------------------------

                                             Atul Sharma

                                             Chief  Executive  Officer

EXHIBIT 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Atul Sharma,  certify  that:

     1.   I  have  reviewed  this  Quarterly  Report  on  Form  10-QSB of Comstock Industries, Inc.;

     2.   Based  on  my  knowledge,  this  report  does  not  contain any untrue statement  of  a  material  fact  or  omit  to  state  a material fact necessary  to  make the statements made, in light of the circumstances under  which such statements were made, not misleading with respect to the  period  covered  by  this  report;

     3.   Based  on  my knowledge, the financial statements, and other financial information  included  in  this report, fairly present in all material respects the financial condition, results of operations and cash flows of  the small business issuer as of, and for, the periods presented in this  report;

     4.   I am the sole officer and director and am

          responsible  for  establishing and maintaining disclosure controls and procedures  (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))

          for  the  small  business  issuer  and  have:

          a)   Designed  such disclosure controls and procedures, or caused such disclosure  controls  and  procedures  to  be  designed under my supervision,  to ensure that material information relating to the small  business  issuer, including its consolidated subsidiaries,

               is made known to me by others within those entities, particularly

4

               during  the  period  in  which  this  report  is  being prepared;

          b)   Paragraph  omitted in accordance with SEC transition instructions contained  in  SEC  Release  No. 33-8238, and an extension of the compliance  date  in  accordance  with  SEC  Release No. 33-8545;

          c)   Evaluated  the  effectiveness  of  the  small  business  issuer's disclosure  controls  and procedures and presented in this report our  conclusions  about  the  effectiveness  of  the  disclosure controls  and  procedures, as of the end of the period covered by this  report  based  on  such  evaluation;  and

          d)   Disclosed  in  this  report  any  change  in  the  small business issuer's  internal control over financial reporting that occurred during  the  small  business  issuer's most recent fiscal quarter that  has  materially  affected,  or  is  reasonably  likely  to materially  affect,  the small business issuer's internal control over  financial  reporting;  and

     5.   I am the  small  business  issuer's  sole officer and director and have disclosed,  based  on  my most recent evaluation of internal control over  financial reporting, to the small business issuer's auditors and the  audit committee of the small business issuer's board of directors

          (or  persons  performing  the  equivalent  functions):

          a)   All  significant  deficiencies  and  material  weaknesses  in the design  or operation of internal control over financial reporting which  are  reasonably  likely  to  adversely  affect  the  small business  issuer's  ability  to  record,  process,  summarize and report  financial  information;  and

          b)   Any  fraud,  whether or not material, that involves management or other employees who have a significant role in the small business issuer's  internal  control  over  financial  reporting.

Date: May 1, 2006

                         By:  /s/  Atul Sharma

                         ----------------------

                         Atul Sharma

                         Chief  Financial  Officer

Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I,  Atul Sharma, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report  of  Comstock Industries, Inc.  on  Form  10-QSB for the quarterly  period ended July 31, 2005, fully complies with the requirements of  Section  13(a)  or  15(d)  of  the  Securities Exchange Act of 1934 and that information  contained  in  such  Form  10-QSB  fairly  presents in all material respects  the  financial  condition and results of operations of Comstock Industries, Inc.

4

Date:  May 1, 2006

                                             By:/s/  Atul Sharma

                                                ---------------------

                                             Atul Sharma

                                             Chief  Executive  Officer

Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I,  Atul Sharma,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report  of  Comstock Industries, Inc.  on  Form  10-QSB for the quarterly  period ended July 31, 2005, fully complies with the requirements of Section  13(a)  or  15(d)  of  the  Securities Exchange Act of 1934 and that information  contained  in  such  Form  10-QSB  fairly  presents in all material respects  the  financial  condition and results of operations of Comstock Industries, Inc.

Date:  May 1, 2006

                                             By:/s/  Atul Sharma

                                                ------------------

                                             Atul Sharma

                                             Chief  Financial  Officer

4