Form 10QSB
period 2005-10-31
COMSTOCK INDUSTRIES INC
filed 2006-05-23
CIK 717410

   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended October 31, 2005

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

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Balance Sheets as of October 31, 2005 and April 30, 2005

(b)  Statements of Operations for the three and six month

periods ended October  31, 2005 and October 31, 2004 and the period from reactivation [May 1, 2001] through October 31, 2005

(c)  Statements of Cash Flows for the six month

periods ended October 31, 2005 and October 31, 2004 and the period from reactivation [May 1, 2001] through October 31, 2005

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

October 31, 2005

Comstock Industries, Inc.

Condensed Balance Sheet

October 31, 2005

(Unaudited)

See accompanying notes to the financial statements

Comstock Industries, Inc.

Condensed Statements of Operations

For The Three and Six Month Periods Ended October 31, 2005 and 2004 and for the Period from Reactivation [May 1, 2001] through October 31, 2005

(Unaudited)

See accompanying notes to the financial statements

 Comstock Industries, Inc.

Statements of Cash Flows

For The Six Months Ended October 31, 2005 and 2004 and for the Period from Reactivation [May 1, 2001] through October 31, 2005

(Unaudited)

See accompanying notes to the financial statements

Comstock Industries, Inc.

Notes to Condensed Financial Statements

October 31, 2005

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the year ended April 30, 2005.  The results of operation for period ended October 31, 2005 are not necessarily indicative of the operating results for the year.

NOTE 2 – LIQUIDITY / GOING-CONCERN

The Company has accumulated losses from inception through October 31, 2005 amounting to $350,173 and has no assets or operations at October 31, 2005.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans include raising capital to expand business operations, or seeking a well capitalized merger candidate.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – CONTINGENCY

On June 22, 2005 the Company reached a settlement agreement with Edward H. Gilbert. Both parties agreed to avoid the institution of litigation in connection with the outstanding balance of $142,623.64 owed to Mr. Gilbert.  The Company agreed to remit $25,000 of the settlement funds no later than fifteen days after the Company receives proceeds from a reorganization financing expected to be completed by June 30, 2006.  The Company also agreed to remit $25,000 of the settlement funds no later than fifteen days after Comstock received proceeds from a secondary financing agreement expected to be completed by the Company by December 31, 2006. The Company also agreed to issue 50,000 shares of its common stock to Mr. Gilbert no later than five days after the effective date of June 22, 2005.  A Shareholder issued their personal shares on behalf of the Company to complete this agreement.  The Company has recorded forgiveness of debt of $92,625.

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

Plan of Operations

     Prior to the Merger, we were a development stage company

seeking to engage in the mining business.  Our efforts to engage in the mining business proved unsuccessful and over at least the last three years we have not engaged in any meaningful business

operations.  We continue to be considered as a development stage company, and we have focused our business activities on seeking suitable merger or acquisition candidates.  Accordingly, during the six month period ended October 31, 2005, we did not generate any revenues and had expenses of $4,504.

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

4

     We have not undertaken any product research and development during the six month period ended October 31, 2005.

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

4

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

4

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

4

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

Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I,  Atul Sharma, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report  of  Comstock Industries, Inc.  on  Form  10-QSB for the quarterly  period ended October 31, 2005, fully complies with the requirements of  Section  13(a)  or  15(d)  of  the  Securities Exchange Act of 1934 and that information  contained  in  such  Form  10-QSB  fairly  presents in all material respects  the  financial  condition and results of operations of Comstock Industries, Inc.

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

Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I,  Atul Sharma,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report  of  Comstock Industries, Inc.  on  Form  10-QSB for the quarterly  period ended October 31, 2005, fully complies with the requirements of Section  13(a)  or  15(d)  of  the  Securities Exchange Act of 1934 and that information  contained  in  such  Form  10-QSB  fairly  presents in all material respects  the  financial  condition and results of operations of Comstock Industries, Inc.

Date:  May 1, 2006

                                             By:/s/  Atul Sharma

                                                ------------------

                                             Atul Sharma

                                             Chief  Financial  Officer

4