Form 10QSB
period 2006-01-31
COMSTOCK INDUSTRIES INC
filed 2006-05-23
CIK 717410

   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended January 31, 2006

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

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Balance Sheets as of January 31, 2006 and April 30, 2005

(b)  Statements of Operations for the three and nine month

periods ended January  31, 2006 and 2005 and the period from reactivation [May 1, 2001] through January 31, 2006

(c)  Statements of Cash Flows for the six month

periods ended January 31, 2006 and 2005 and the period from reactivation [May 1, 2001] through January 31, 2006

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

January 31, 2006

Comstock Industries, Inc.

Condensed Balance Sheet

January 31, 2006

(Unaudited)

See accompanying notes to the financial statements

Comstock Industries, Inc.

Condensed Statements of Operations

For The Three and Nine Month Periods Ended January 31, 2006 and 2005 and for the Period from Reactivation [May 1, 2001] through January 31, 2006

(Unaudited)

See accompanying notes to the financial statements

 Comstock Industries, Inc.

Statements of Cash Flows

For The Nine Months Ended January 31, 2006 and 2005 and for the Period from Reactivation [May 1, 2001] through January 31, 2006

(Unaudited)

See accompanying notes to the financial statements

Comstock Industries, Inc.

Notes to Condensed Financial Statements

January 31, 2006

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the year ended April 30, 2005.  The results of operations for period ended January 31, 2006 are not necessarily indicative of the operating results for the year.

NOTE 2 – LIQUIDITY / GOING-CONCERN

The Company has accumulated losses from inception through January 31, 2006 amounting to $352,269 and has no assets or operations at January 31, 2006.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

4

NOTE 4 – RELATED PARTY TRANSACTIONS

For the three months ending January 31, 2006 a shareholder loaned the Company $6,600 for expenses paid on behalf of the Company. The loan is unsecured, payable on demand, and is non-interest bearing.

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

Plan of Operations

     Prior to the Merger, we were a development stage company

seeking to engage in the mining business.  Our efforts to engage in the mining business proved unsuccessful and over at least the last three years we have not engaged in any meaningful business

operations.  We continue to be considered as a development stage company, and we have focused our business activities on seeking suitable merger or acquisition candidates.  Accordingly, during the nine month period ended January 31, 2006, we did not generate any revenues and had expenses of $6,600.

     We expect to be required to raise a limited amount of

additional funds during the next 12 months to meet our cash

requirements, and we believe that before we will be able to commence any business operations or engage in any merger or acquisition, we may have to raise capital to fund such operations or merger or

4

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

     We have not undertaken any product research and development during the nine month period ended January 31, 2006.

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

4

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

                                   COMSTOCK INDUSTRIES, INC.

Date: May 1, 2006                     By: /s/ Atul Sharma

                                   Atul Sharma, President

Date: May 1, 2006                     By: /s/ Atul Sharma

4

                                   Atul Sharma, Principal Financial

                                   Officer

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

4

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

4

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

Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I,  Atul Sharma, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report  of  Comstock Industries, Inc.  on  Form  10-QSB for the quarterly  period ended January 31, 2006, fully complies with the requirements of  Section  13(a)  or  15(d)  of  the  Securities Exchange Act of 1934 and that information  contained  in  such  Form  10-QSB  fairly  presents in all material respects  the  financial  condition and results of operations of Comstock Industries, Inc.

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

Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I,  Atul Sharma,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report  of  Comstock Industries, Inc.  on  Form  10-QSB for the quarterly  period ended January 31, 2006, fully complies with the requirements of Section  13(a)  or  15(d)  of  the  Securities Exchange Act of 1934 and that information  contained  in  such  Form  10-QSB  fairly  presents in all material respects  the  financial  condition and results of operations of Comstock Industries, Inc.

Date:  May 1, 2006

                                             By:/s/  Atul Sharma

                                                ------------------

                                             Atul Sharma

                                             Chief  Financial  Officer

4