Form 10KSB
period 2006-04-30
COMSTOCK INDUSTRIES INC
filed 2006-08-17
CIK 717410

                  SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC 20549

                             FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

     For the fiscal year ended April 30, 2006

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

     At August 16, 2006 there were 8,185,885 shares of the

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

We continue to be considered as a development stage company, and we had focused our business activities on seeking suitable merger or acquisition candidates within the computer software,

telecommunications and medical services industries.  During the prior four years we negotiated acquisition transactions with three different United Kingdom based entities.  However, in each such instance we were unsuccessful in finalizing a transaction.  We continue to seek to locate viable merger or acquisition candidates and we are currently engaged in preliminary negotiations with one such candidate.  We are hopeful that such negotiations may result in a transaction that would be beneficial to us.  Since such negotiations are just beginning, we are unable to predict whether such

negotiations will continue or if they continue, the nature of the terms and conditions that may ultimately result.  Accordingly, we are uncertain that the negotiations will result in a viable

transaction or any of the terms and conditions that may be

associated therewith.

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

Mr Sharma, our CEO, is from commencement on an agreed renumeration of $60,000 per year payable in arrears on successful reactivation of the symbol on a recognized trading exchange. He additionally was awarded 100,000 shares of restricted stock as a golden hello arrangement and will receive a further 200,000 shares on successful reactivation of the symbol on a recognized trading exchange.

Item 2.   Description of Property.

     Our registered corporate office is located at 5100 Town Center

Circle, Suite 430, Boca Raton, Florida 33486 and our telephone number at that office  is (561) 361-9326.  We do not pay rent for the use of the facilities in Florida.  Our activities in the United

Kingdom are undertaken from offices located at Burbage House, 44 Mountfield Rd, London W5 2NQ and our telephone number at that office is+44 208 998 3456 .  We do not pay rent for the use of the facilities in the United Kingdom.

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

April 30, 2006

Comstock Industries, Inc.

Table of Contents

Page

Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . . . . . . . . . . . . . .

1

Balance Sheet – April 30, 2006. . .. . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

2

Statements of Operations for the Years Ended April 30, 2006 and 2005 and

for the period of Reactivation [May 1, 2001] through April 30, 2006 . . . . . . . . . . . . . . . .

3

Statements of Cash Flows for the Years Ended April 30, 2006 and 2005 and

for the period of Reactivation [May 1, 2001] through April 30, 2006 . . . . . . . . . . . . . . . .

4

Statements of Stockholders' Deficit for the Period from Reactivation through April 30, 2006 …………………………………….. . . . . . . . . . . . . . . . . . . . . . .

5

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

6 – 11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Comstock Industries, Inc. (a development stage company)

We have audited the accompanying balance sheet of Comstock Industries, Inc. (a development stage company) as of April 30, 2006, and the related statements of stockholders’ deficit, operations, and cash flows for the years ended April 30, 2006 and 2005 and for the period from reactivation [May 1, 2001] through April 30, 2006.  The financial statements of Comstock Industries, Inc. for the period from reactivation [May 1, 2001] through April 30, 2002, were audited by other auditors whose report dated December 31, 2002, expressed an unqualified opinion on those statements.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comstock Industries, Inc. (a development stage company) as of April 30, 2006 and the results of operations and cash flows for the years ended April 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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

Mantyla McReynolds, LLC

Salt Lake City, Utah

July 12, 2006

Comstock Industries, Inc.

(A Development Stage Company)

Balance Sheet

April 30, 2006

See accompanying notes to financial statements

Comstock Industries, Inc.

(A Development Stage Company)

Statements of Operations

For the years ended April 30, 2006 and 2005 and for the

period from Reactivation [May 1, 2001] through April 30, 2006

See accompanying notes to financial statements.

Comstock Industries, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the years ended April 30, 2006 and 2005 and for the

Periods from Reactivation [May 1, 2001] through April 30, 2006

See accompanying notes to financial statements.

Comstock Industries, Inc.

Statements of Stockholders’ Deficit

For the period from Reactivation [May 1, 2001] through April 30, 2006

Common Shares	Common Stock	Additional Paid in Capital	Deficit Accumulated prior to Reactivation Period	Deficit Accumulated during Reactivation Period	Net Stockholder's Deficit
Balance, Reactivation on May 1, 2001	8,185,885	$ 819	$120,096	$ (176,394)	$ -	$ (55,479)
Net loss for the year, ended April 30, 2002					(41,080)	(41,080)
Contributed Capital			3,000			3,000
Balance April 30, 2002	8,185,885	819	123,096	(176,394)	(41,080)	(93,559)
Net loss for the year, ended April 30, 2003					(33,731)	(33,731)
Balance April 30, 2003	8,185,885	819	123,096	(176,394)	(74,811)	(127,290)
Net loss for the year, ended April 30, 2004					(47,414)	(47,414)
Balance April 30, 2004	8,185,885	819	123,096	(176,394)	(122,225)	(174,704)
Net loss for the year ended April 30, 2005					(47,050)	(47,050)
Balance, April 30, 2005	8,185,885	819	123,096	(176,394)	(169,275)	(221,754)
Net income for the year ended April 30, 2006					51,727	51,727
Balance, April 30, 2006	8,185,885	$ 819	$123,096	$ (176,394)	$ (117,548)	$ (170,027)

See accompanying notes to financial statements.

Comstock Industries, Inc.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2006

NOTE 1

Organization and Summary of Significant accounting Policies

(a)

Organization

Comstock Industries, Inc. was originally organized under the laws of the State of Nevada on April 3, 1928.  The name of the company was originally Canadian Metals Syndicate, but the name changed on March 28, 1983 to Comstock Industries, Incorporated. On July 10th, 2000 Comstock Industries Inc. (Nevada) merged with and into Comstock Industries Inc. Florida (a corporation in Florida) which changed its name to Comstock Industries, Incorporated. The Company was organized to engage in any lawful activity.  Accordingly, these financial statements contain operations of Comstock Industries, Incorporated.

(b)

Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. The Company had $0 in cash as of April 30, 2006.

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

- xv -

(d)

Revenue Recognition

The Company shall recognize revenues in accordance with the Securities & Exchange Commission Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.”  SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions.  Accordingly the Company shall recognize revenues when earned which shall be as products or services are delivered to customers.  The Company shall also record accounts receivable for revenue earned but not yet collected.  An allowance for bad debts shall be provided based on estimated losses.  For revenue received in advance of services the Company shall record a current liability as deferred revenue until the earnings process is complete.

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

Basic Loss Per Common Share

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

(g)

Impact of New Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating whether the Statement will have any impact on its financial statements.

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. This position addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, amending paragraphs 32 and A229 of SFAS No. 123 (revised 2004), “Share-Based Payment”.

As the Company has not yet paid compensation through the issuance of equity securities, no impact is expected on its financial statements.

In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”. This position addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Management believes that this position has no application to the Company.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN 47 has a material affect on the Company’s financial position, results of operations or cash flows.

NOTE 2

LIQUIDITY/GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated losses from inception through April 30, 2006 amounting to $293,942 and has no assets or operations at April 30, 2006.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans include raising capital to expand business operations, or seeking a well capitalized merger candidate. If the Company is unsuccessful in these efforts and or if it cannot obtain a source of funding or investment, it may substantially curtail or terminate its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3

RELATED PARTY PAYABLE / SHAREHOLDER LOAN

As of April 30, 2006, the Company has recorded a note payable to a shareholder for $16,730 for expenses the shareholder paid on behalf of the Company.  As of April 30, 2006, the note balance includes accrued interest of $2,730. This note bears interest at 6% per annum and is due on demand. This note is unsecured.

As of April 30, 2006, the Company owes a related party $50,000 for legal fees from prior periods (see Note 7). Shareholders have paid, as of April 30, 2006, accounting fees and register agent fees of $7,595 on behalf of the Company. Also, professional fees of $93,329 have been accrued to another related party.  These notes are non-interest bearing and are due on demand. These notes are unsecured. The company has recorded a related party liability of $150,924 as of April 30, 2006.

NOTE 4

INCOME TAXES

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized ..   The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because the valuation allowance for deferred tax assets decreased by $ 10,604 from a balance of $ 46,732 as of April 30, 2005.  Deferred tax assets recognized for deductible temporary difference and loss carry forwards total $0, net of a valuation allowance of $36,128 , as detailed below.

The Company has the following operating loss carryforwards available at April 30, 2006:

Reconciliation between income taxes at the statutory tax rate (20.5%) and the actual income tax provision for continuing operations follows:

NOTE 5

OFFICER COMPENSATION

A salary of $60,000 per annum will be awarded to the CEO, payable in arrears on successful re-activation of the symbol on a recognized trading exchange.  The total amount that would be payable as of April 30, 2006 is $180,000.  Management accrues a liability when it is probable and estimable.  Management has determined that it is not currently probable and thus the contingency has not been recorded.

The Company has agreed to award Atul Sharma, CEO, 100,000 shares (equivalent to $1,000) of restricted stock for serving as CEO. Mr. Sharma will also receive 200,000 shares (equivalent to $2,000) on successful reactivation of the symbol on a recognized trading exchange.  These shares have not yet been awarded. The company has not recorded this contingency.

NOTE 6

PREFERRED AND COMMON STOCK

The Company has 20,000,000 authorized shares of preferred stock at a par value of $0.0001.  The preferred shares have rights and preferences as the Board of Directors shall determine.  To date, the Board of Directors has not established any rights or preferences.  There are no preferred shares issued or outstanding.  The Company has 80,000,000 authorized common shares at a par value of $.0001. There are currently 8,185,885 shares issued and outstanding.

NOTE 7

OTHER INCOME / CONTINGENCY

On June 22, 2005 the Company reached a settlement agreement with Edward H. Gilbert. Both parties agreed to avoid the institution of litigation in connection with the outstanding balance of $142,623.64 owed to Mr. Gilbert.  The Company agreed to remit $25,000 of the settlement funds no later than fifteen days after the Company receives proceeds from a reorganization financing expected to be completed during 2006.  The Company also agreed to remit $25,000 of the settlement funds no later than fifteen days after Comstock received proceeds from a secondary financing agreement expected to be completed by the Company by December 31, 2006. The Company also agreed to issue 50,000 shares of its common stock to Mr. Gilbert no later than five days after the effective date of June 22, 2005.  A Shareholder issued their personal shares on behalf of the Company to complete this agreement.  The Company has recorded forgiveness of debt of $92,625.

.

Item 8.   Changes in and Disagreements with Accountants on

          Accounting and Financial Disclosure.

None

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




Name and Address                 Age        Positions with the

                                            Company

Atul Sharma, 47         President,

Burbage House, 44 Mountfield Rd             London  W5 2NQ

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

Deloitte & Touche Management Consulting, Economics and Strategy

Division, where he led assignments for privatization, merger and acquisitions, turnaround restructuring and financial management worldwide.  He served as economics adviser to state and central governments in India, Romania, Russia and Azerbaijan and formed his own independent consulting and corporate finance practice based in London. Mr. Sharma is a Fellow of the Chartered Association of Certified Accountants, UK., a

Fellow of the institute of Management Consulting, UK (specializing in finance, strategy & systems), a member of the Charity Finance

Directors Group, an IoD member, a freeman of the City of London and a Trustee of the Long Term

Medical Conditions Alliance Charity and The Shooting Star Childrens Hospice Trust

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

Burbage House44 Mountfield RdLondon W5 2NQ United Kingdom

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

*   Filed herewith.

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

Item 15.  Principal Accountant Fees and Services.

  Audit Fees.  The aggregate professional fees billed during our fiscal year 2005 by our principal accountant for the audit of our financial statements was $3,000 and the aggregate professional fees billed during our fiscal year 2006 by our principal accountant for the audit of our financial statements was $8,173.  Other than the foregoing, we paid no professional fees to our principal accountant for audit related fees, tax fees or other fees.

                              SIGNATURES

  In accordance with the Section 13 or 15(d) of the Exchange Act,

the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         COMSTOCK INDUSTRIES, INC.

Date: August 16, 2006     By: /s/ Atul Sharma

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

Date: August 16, 2006

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

Date: August 16, 2006

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

Dated: August 16, 2006

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

Dated: August 16, 2006

/s/ Atul Sharma

___________________________

Atul Sharma

Chief Financial Officer